Form 10-Q
period 2023-03-31
Prime Medicine, Inc.
filed 2023-05-11
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number 001-04321

Prime Medicine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3097762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Erie Street, Cambridge, MA	02139
(Address of Principal Executive Offices)	(Zip Code)
(617) 564-0013
Registrant’s telephone number, including area code:
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.00001 per share	PRME	Nasdaq Global Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
As of April 28, 2023, the registrant had 97,229,068 shares of common stock, par value $0.00001 per share, outstanding.

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
•the ability of our Prime Editing technology to address unmet medical needs in patients;
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

Summary of the Material Risks Associated with Our Business
Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in Part II, Item 1A - Risk Factors in this Quarterly Report on Form 10-Q. These risks include, among others:
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
•We may enter into collaborations with collaborators and strategic partners such as Beam Therapeutics Inc., or Beam, or other third parties for the research, development, delivery, manufacturing and commercialization of Prime Editing technology and certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of our Prime Editing platform or product candidates.
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
•Our rights to develop and commercialize our Prime Editing platform technology and product candidates are subject to the terms and conditions of licenses granted to us by others. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
•Our in-licensed issued patents and owned and in-licensed patent applications may not provide sufficient protection of our Prime Editing technologies and our future product candidates or result in any competitive advantage.
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
•The Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and the National Institutes of Health, or NIH, have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of any product candidates we may develop, which may be difficult to predict.

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		7
Item 1.	Financial Statements (unaudited)	7
	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	7
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022	8
	Condensed Consolidated Statements of Redeemable Convertible and Preferred Convertible Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2023 and 2022	9
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	11
	Notes to Condensed Consolidated Financial Statements	13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	97
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosure	98
Item 5.	Other Information	98
Item 6.	Exhibits	99
	Signatures	100

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$133,462	$187,620
Short-term investments	109,923	98,467
Short-term investment — related party	6,133	7,834
Prepaid expenses and other current assets	3,982	2,697
Total current assets	253,500	296,618
Property and equipment, net	21,590	19,009
Operating lease right-of-use assets	26,714	29,545
Restricted cash	13,496	13,496
Other assets	1,646	1,646
Total assets	$316,946	$360,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,561	$4,332
Accrued expenses and other current liabilities (1)	7,543	10,688
Operating lease liability	11,767	11,694
Total current liabilities	23,871	26,714
Operating lease liability, net of current	14,197	17,051
Non current deferred tax liability	77	279
Total liabilities	38,145	44,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.0001 per share; 775,000,000 shares authorized; 97,227,809 and 97,209,213 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	611,598	609,849
Accumulated other comprehensive loss	(205)	(384)
Accumulated deficit	(332,594)	(293,197)
Total stockholders’ equity	278,801	316,270
Total liabilities and stockholders’ equity	$316,946	$360,314
(1) Includes related party amount of $0.3 million as of March 31, 2023 and December 31, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development (1)	$30,880	$13,677
General and administrative	9,153	6,221
Total operating expenses	40,033	19,898
Loss from operations	(40,033)	(19,898)
Other income (expense):
Change in fair value of short-term investment — related party	(1,701)	(4,485)
Other income, net	2,135	11
Total other income (expense), net	434	(4,474)
Net loss before income taxes	(39,599)	(24,372)
Benefit from income taxes	(202)	(532)
Net loss	$(39,397)	$(23,840)
Cumulative dividend on preferred stock	—	(6,224)
Net loss attributable to common stockholders	$(39,397)	$(30,064)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.58)
Weighted-average common shares outstanding, basic and diluted	89,064,895	19,050,385

Comprehensive loss:
Net loss	$(39,397)	$(23,840)
Change in unrealized loss on investments, net of tax	179	(5)
Comprehensive loss	$(39,218)	$(23,845)
(1) Includes related party amount of $0.3 million for the quarter ended March 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	97,209,213	$2	$609,849	$(384)	$(293,197)	$316,270
Issuance of common stock upon exercise of stock options	18,596	—	68	—	—	68
Stock-based compensation expense	—	—	1,681	—	—	1,681
Change in unrealized loss on investments, net of tax	—	—	—	179	—	179
Net loss	—	—	—	—	(39,397)	(39,397)
Balance as of March 31, 2023	97,227,809	$2	$611,598	$(205)	$(332,594)	$278,801
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	115,761,842	$196,157	45,658,957	$199,643	32,413,860	$1	$15,162	$(27)	$(171,376)	$(156,240)
Reclassification of forward contract — related party	—	—	—	—	1,101,525	—	12,020	—	—	12,020
Stock-based compensation expense	—	—	—	—	—	—	1,123	—	—	1,123
Net loss	—	—	—	—	—	—	—	—	(23,840)	(23,840)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2022	115,761,842	196,157	45,658,957	199,643	33,515,385	$1	$28,305	$(32)	$(195,216)	$(166,942)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(39,397)	$(23,840)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash lease expense	2,831	1,775
Change in fair value of short-term investment — related party	1,701	4,485
Stock-based compensation expense	1,681	1,123
Depreciation expense	1,052	293
Amortization of premiums and discount on short-term investments	(611)	193
Deferred income taxes	(202)	(532)
Non cash other income (expense)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,285)	292
Accounts payable	(504)	1,047
Accrued expenses and other current liabilities	(4,046)	(33,321)
Lease liabilities	(2,781)	(2,308)
Net cash used in operating activities	(41,561)	(50,793)
Cash flows (used in) provided by investing activities:
Purchases of property and equipment	(1,999)	(1,688)
Purchases of investments	(45,666)	—
Maturities of investments	35,000	32,500
Payments of security deposits	—	81
Net cash (used in) provided by investing activities	(12,665)	30,893
Cash flows provided by (used in) financing activities:
Payments of deferred offering costs	—	(1,272)
Net proceeds from stock option exercises	68	—
Net cash provided by (used in) financing activities	68	(1,272)

Net change in cash, cash equivalents, and restricted cash	(54,158)	(21,172)
Cash, cash equivalents, and restricted cash at beginning of period	201,116	198,545
Cash, cash equivalents, and restricted cash at end of period	$146,958	$177,373

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$146,958	$177,373
Less: restricted cash	13,496	13,125
Total cash, and cash equivalents	$133,462	$164,248
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,603	$1,144
Settlement of forward contract — related party	$—	$12,020
Deferred offering costs included in accounts payable and accrued expenses	$—	$547
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Liquidity and capital resources
Since its inception, the Company has devoted substantially all of our resources to building its Prime editing platform and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry including, but not limited to, technical risks associated with the successful research, development and manufacturing of product candidates, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Current and future programs will require significant research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
In connection with its IPO, completed in October 2022, the Company issued and sold 11,721,456 shares of its common stock, including 1,427,338 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $180.2 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of $19.1 million. In connection with the IPO, all outstanding shares of redeemable convertible preferred stock converted into 51,923,758 shares of the Company’s common stock.
Risks and uncertainties
The Company is subject to risks and uncertainties common to early stage companies in the biotechnology industry, including, but not limited to, completing preclinical studies and clinical trials, obtaining regulatory approval for product candidates, market acceptance of products, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, reliance on third-party organizations, protection of proprietary technology, compliance with government regulations, and the ability to raise additional capital to fund operations. The Company’s product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
Since its inception, the Company has incurred substantial losses and as of March 31, 2023, the Company had an accumulated deficit of $332.6 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and investments as of March 31, 2023 of $249.5 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
Basis of Presentation
The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2, Summary of significant accounting policies, in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2023. Since the date of those financial statements, there have been no material changes to its significant accounting policies.
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to the valuation of the Company’s common stock and stock-based awards, and the valuation of the related party forward contract liability. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.
Recently Issued Accounting Pronouncements Not Yet Adopted
Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of March 31, 2023:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$29,711	$—	$29,711
U.S. Treasury bills and government securities	—	99,943	—	99,943
Short-term investments:
U.S. Treasury bills and government securities	—	109,923	—	109,923
Related party short-term investment:
Beam equity securities	6,133	—	—	6,133
Total cash equivalents and investments	$6,133	$239,577	$—	$245,710

	As of December 31, 2022:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$120,511	$—	$120,511
Short-term investment:
U.S. Treasury securities	—	$98,467	—	98,467
Related party short-term investment:
Beam equity securities	7,834	—	—	7,834
Total cash equivalents and short-term investments	$7,834	$218,978	$—	$226,812
The Company classifies its U.S. Treasury as short-term based on each instrument’s underlying contractual maturity date. The fair value of the Company’s U.S. Treasury securities and money market funds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and U.S. Treasury securities.

Investments in debt securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of March 31, 2023:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury bills and government securities	$110,134	$3	$(214)	$109,923
Total investments in debt securities	$110,134	$3	$(214)	$109,923

	As of December 31, 2022:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills and government securities	$98,851	$—	$(384)	$98,467
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Due within one year	$109,923	$98,467
Marketable securities in unrealized loss positions consisted of the following:

	As of March 31, 2023:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury bills and government securities	30	$105,015	$(214)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of March 31, 2023 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
Short-term investments in equity securities — related party
Unrealized gains and losses of short-term investments in equity securities — related party consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net unrealized losses recognized during the period	$(1,701)	$(4,485)

4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Property and equipment:
Laboratory equipment	$21,204	$19,422
Leasehold improvement	579	564
Furniture and Fixture	278	235
Computer hardware and software	11	11
Construction in progress	3,401	1,608
Total property and equipment	$25,473	$21,840
Less: Accumulated depreciation	(3,883)	(2,831)
Total property and equipment, net	$21,590	$19,009
Depreciation expense related to property and equipment is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation Expense	$1,052	$293
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued expenses and other current liabilities
Accrued professional fees	$2,544	$2,162
Lab-related supplies and services (1)	2,672	1,548
Accrued employee compensation and benefits	2,237	6,529
Other	90	449
Total accrued expenses and other current liabilities	$7,543	$10,688
(1) Includes related party amount of $0.3 million as of March 31, 2023 and December 31, 2022.
6.Stock-Based Compensation
2019 Equity Incentive Plan
The Company’s 2019 Stock Option and Grant Plan (the “2019 Plan”) provides for the Company to grant incentive stock options (“ISO”), non-qualified stock options, unrestricted stock awards, restricted stock awards (“RSA”) and other stock-based awards (collectively, the “Awards”) to the officers, employees, consultants and other key persons of the Company. The 2019 Plan was administered by the Board of Directors, or at the discretion of the Board of Directors, by a committee of the Board of Directors. The exercise prices, vesting and other restrictions are determined at the discretion of the Board of Directors, or its committee if so delegated.
In October 2022, in connection with the closing of the Company’s IPO, the Board of Directors determined that no further awards would be granted under the 2019 Plan.

2022 Stock Option and Incentive Plan
On February 9, 2022, the Company’s Board of Directors adopted, and on October 10, 2022 its stockholders approved, the 2022 Stock Option and Incentive Plan (the “2022 Plan”), which became effective immediately preceding the date on which the registration statement for the Company’s IPO was declared effective by the SEC. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan automatically increased on January 1, 2023 and will automatically increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2023, the annual increase resulted in an additional 4,860,461 shares authorized being added to the 2022 Plan. As of March 31, 2023, the Company had 16,830,614 shares reserved under the 2022 Plan and the 2019 Plan, and 9,594,830 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Company’s Board of Directors adopted, and on October 10, 2022 its stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective immediately preceding the date on which the registration statement for the Company’s IPO was declared effective by the SEC.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. On January 1, 2023, the annual increase resulted in an additional 971,350 shares authorized being added to the 2022 Plan. As of March 31, 2023, the Company had 1,942,700 shares available for issuance under the 2022 Plan.
No shares of the Company’s common stock were issued during the three months ended March 31, 2023 related to the 2022 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2022	3,954,265	$6.43
Granted	2,904,472	12.48
Exercised	(18,596)	3.67
Cancelled or forfeited	(16,087)	17.00
Outstanding at March 31, 2023	6,824,054	$8.99
Options vested and exercisable at March 31, 2023	1,095,290	$4.41
Options vested and expected to vest at March 31, 2023	6,824,054	$8.99

As of March 31, 2023, there was $42.8 million of total unrecognized compensation cost related to time-based unvested stock options the Company expects to recognize such amount over a remaining weighted-average period of 3.3 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	411,730	$6.65
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2023	411,730	$6.65
Vested and exercisable at March 31, 2023	121,160	$5.11
As of March 31, 2023, there was $2.3 million of total unrecognized compensation cost related to performance-based stock options.
Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The vesting of these restricted stock awards are time-based or performance-based.
Time-Based Restricted Common Stocks
The following table summarizes the Company’s time-based restricted common stock activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	5,015,034	$0.10
Issued	—	—
Vested	(1,317,308)	0.08
Repurchased	—	—
Outstanding at March 31, 2023	3,697,726	$0.11
As of March 31, 2023, there was $0.4 million of total unrecognized compensation cost related to unvested time-based restricted common stock which the Company expects to recognize over a weighted-average period of 0.9 years.

Performance-Based Restricted Common Stock
The following table summarizes the Company’s performance-based restricted common stock activity for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	3,832,769	$0.07
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at March 31, 2023	3,832,769	$0.07
As of March 31, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested performance-based restricted common stock.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock-based compensation expense:
Research and development	$1,170	$758
General and administrative	511	365
Total stock-based compensation expense	$1,681	$1,123
7.Leases
The Company’s building leases consist of office and laboratory space under non-cancelable operating leases. Future annual lease payments under non-cancelable operating leases as of March 31, 2023 were as follows:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2023	$8,845
2024	13,035
2025	3,510
2026	1,683
2027	566
Total undiscounted lease payments	$27,639
Less: imputed interest	(1,675)
Total operating lease liability	$25,964
The lease for office and laboratory space at 60 First Street, Cambridge, Massachusetts has not yet commenced and the expected date for which the Company obtains control of the space is currently uncertain but is expected to occur in 2023. The Company currently expects rent to commence 11 months after taking possession of the space, with occupancy expected to begin in 2024, for which the Company will pay approximately $208.7 million over the ten-

year lease term. As the lease has not commenced as of March 31, 2023, the operating lease liabilities on the consolidated balance sheet through March 31, 2023 and the table above excludes any amounts related to this lease.
In April 2023, the Company entered into an amendment of its operating lease for office and laboratory space at 21 Erie Street, Cambridge, Massachusetts. As the amendment was not in effect as of March 31, 2023, the above excludes any amounts related to this amendment.
8.License and Collaboration Agreements
The Company’s significant license agreements are disclosed in Note 10, License and Collaboration Agreements, in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2023. Since the date of those financial statements, there have been no changes to its license agreements.
9.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss	$(39,397)	$(23,840)
Cumulative dividend on preferred stock	—	(6,224)
Net loss attributable to common stockholders	$(39,397)	$(30,064)
Denominator:
Weighted-average common shares outstanding, basic and diluted	89,064,895	19,050,385
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(1.58)
Diluted net loss per share available to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, preferred stock, unvested restricted stock and stock options to purchase common stock were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Anti-dilutive common stock equivalents:
Unvested restricted common stock	7,530,495	13,750,034
Stock Options to purchase common stock	6,945,214	3,174,125
Convertible preferred stock (as converted to common stock)	—	51,923,758
Total anti-dilutive common stock equivalents:	14,475,709	68,847,917
10.Related Party Transactions
Founder Consulting Services
For both the three months ended March 31, 2023 and 2022, the Company made payments of $37,500 and $37,500, respectively, to one of the co-founder stockholders for scientific consulting and other expenses. As of March 31, 2023 and December 31, 2022, there were no amounts included within accounts payable.

Myeloid Therapeutics
In December 2021, the Company and Myeloid Therapeutics, Inc. (“Myeloid”) are party to Myeloid Collaboration Agreement and Myeloid Subscription Agreement. The Company and Myeloid have one common board member, who is also an affiliate of Newpath, one of the Company’s holders of its common stock. As of March 31, 2023 and December 31, 2022, there was $0.3 million related to license fees included within accrued expenses and other current liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a biotechnology company committed to delivering a new class of differentiated one-time curative genetic therapies to address the widest spectrum of diseases. We are deploying Prime Editing technology, which we believe is a versatile, precise, efficient and broad gene editing technology designed to make only the right edit at the right position within a gene.
To maximize the potential of our Prime Editing technology to provide one-time curative genetic therapies to the broadest set of diseases possible, we have purposefully built a diversified portfolio of 18 investigational therapeutic programs organized around four strategic indication categories, each set of indications chosen to deliver a different strategic goal:
•Immediate target indications: Deliberately chosen as potentially the fastest, most direct path to demonstrate technological success of Prime Editing in patients. We are initially focusing on diseases of the blood via ex vivo delivery to hematopoietic stem cells and on diseases of the liver, the eye and the ear.
•Differentiation target indications: Aimed to create therapeutics to address the underlying cause of severe genetic diseases with therapeutics that we believe could not have been created before, especially using other gene-editing approaches. These include repeat expansion diseases, or diseases where expansion of pathological DNA repeats results in serious disease.
•“Blue sky” indications: Intended to push new and innovative technological developments in Prime Editing and extend its application beyond rare genetic diseases and towards our goal of more broadly addressing human disease. These programs remain in the early stages of conception and will become an increasing focus over the next few years.
•“March up the chromosome” approaches: Represents opportunities to deliver upon our overarching vision to ultimately treat all patients with a disease and correct the full set of mutations in a particular gene. This category overlaps with other strategic indication categories, where most of our disclosed indications across other categories have a plan that can accommodate expansion opportunities to address additional mutations in that disease.
We believe our Prime Editing programs are well-positioned to leverage the clinical, regulatory, and manufacturing advancements made to date across gene therapy, gene editing, and delivery modalities to accelerate progression to clinical trials and potential approval.

Components of Our Results of Operations
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development and research of our immediate target indications and our differentiation target indications. These expenses include:
•the cost allocated to acquire in-process research and development (“IPR&D”), with no alternative future use associated with asset acquisitions or transactions to license intellectual property, such as our Myeloid Agreement and Broad License Agreement;
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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support research and development activities; increased accounting, legal, insurance, and investor and public relations costs as we continue to operate as a public company; and additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income (Expense)
Other income (expense), net primarily consists of the change in the fair value of our short-term investment in Beam, a related party, in connection with the Beam Collaboration Agreement, which is discussed in greater detail in Note 11, License and Collaboration Agreements, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022	Change
Operating expenses:
Research and development (1)	$30,880	$13,677	$17,203
General and administrative	9,153	6,221	2,932
Total operating expenses	40,033	19,898	20,135
Loss from operations	(40,033)	(19,898)	(20,135)
Other income (expense):
Change in fair value of short-term investment — related party	(1,701)	(4,485)	2,784
Other income, net	2,135	11	2,124
Total other income (expense), net	434	(4,474)	4,908
Net loss before income taxes	(39,599)	(24,372)	(15,227)
Benefit from income taxes	(202)	(532)	330
Net loss	$(39,397)	$(23,840)	$(15,557)
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Research and development expenses:
Personnel related (inc. stock-based compensation)	$11,194	$5,553	$5,641
Lab supplies	10,864	3,992	6,872
Facility related and other	5,304	2,465	2,839
License, intellectual property fees, and other	1,875	1,375	500
Professional and consultant fees	1,643	292	1,351
Total research and development expenses	$30,880	$13,677	$17,203
The $17.2 million increase in research and development expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily driven by:
•$6.9 million increase in lab supplies expense due to continued discovery efforts and expansion of our research and development activities;

•$5.6 million increase in personnel-related expense and $1.4 million increase in professional and consultant fees driven by the continued build out of our research and development function; and
•$2.8 million increase in facility-related expense primarily due to the expansion of our office and laboratory space.
General and Administrative Expenses

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022	Change
General and administrative expenses:
Professional and consultant fees	$3,969	$2,918	$1,051
Personnel related (inc. stock-based compensation)	3,065	2,436	629
Facility related and other	2,119	867	1,252
Total general and administrative expenses	$9,153	$6,221	$2,932
The $2.9 million increase in general and administrative expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily driven by:
•$1.3 million increase in facility related expenses primarily due to newly signed office leases to support our expanded general and administrative staff; and
•$1.1 million increase in professional and consultant fees as we operate as a public company and to support our research and development function.
Other Income (Expense)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022	Change
Other income (expense):
Change in fair value of short-term investment — related party	$(1,701)	$(4,485)	$2,784
Other income, net	2,135	11	2,124
Total other income (expense), net	$434	$(4,474)	$4,908
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Other Income, net
Other income, net for the three months ended March 31, 2023 primarily consists of interest income on the Company’s short-term investments.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our initial public offering. As of March 31, 2023, we had cash, cash equivalents, and investments of $249.5 million, excluding our restricted cash, or $263.0 million, including restricted cash.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(41,561)	$(50,793)
Net cash (used in) provided by investing activities	(12,665)	30,893
Net cash provided by (used in) financing activities	68	(1,272)
Net change in cash, cash equivalents, and restricted cash	$(54,158)	$(21,172)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 was driven primarily by the following uses of cash:
•$39.4 million net loss;
•$4.0 million change in accrued expenses and other current liabilities;
•$2.8 million change in lease liabilities; and
•$1.3 million change in prepaid and other current assets.
These were offset by $7.2 million of non-cash amounts included in net loss, which primarily consisted of non-cash lease expense, change in fair value of short-term investment — related party, stock-based compensation expense, and depreciation and amortization expense.
Net cash used in operating activities for the three months ended March 31, 2022 was driven primarily by the following uses of cash:
•$23.8 million net loss;
•$33.3 million change in accrued expenses and other current liabilities; and
•$2.3 million change in lease liabilities.
These were offset by:
•$7.3 million of non-cash amounts included in net loss, which primarily consisted of change in fair value of short-term investment — related party, non-cash lease expense, and stock-based compensation expense; and
•$1.0 million change in accounts payable.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was driven primarily by the following uses of cash:
•$111.5 million of purchases of marketable securities, net of maturities; and
•$2.0 million of purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2022 was driven primarily by the following:
•$32.5 million of maturities of marketable securities, net of purchases; offset by
•$1.7 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was driven primarily by payment of deferred financing costs.
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, see “Risk Factors—Risks Related To Our Financial Position and Need for Additional Capital” included in this Quarterly Report on Form 10-Q.
We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
•continue our current research development activities;
•identify product candidates;
•initiate preclinical testing and clinical trials for our future product candidates we identify;
•develop, maintain, expand and protect our intellectual property portfolio;
•further develop our Prime Editing platform; and
•hire additional research, clinical and scientific personnel.
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
Contractual Obligations and Other Commitments
We enter into contracts in the normal course of business with contract organizations and other vendors to assist in the performance of our research and development activities, and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancellable contracts and not included in the table of contractual obligations and commitments.
During the three months ended March 31, 2023, except for the minimum rental commitments disclosed in Note 7, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for the year ended December 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of March 31, 2023, we held cash, cash equivalents, investments, and restricted cash of $263.0 million, which consisted of cash, money market funds, equity securities, and U.S. Treasuries. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and U.S. Treasuries are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and U.S. Treasuries and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or U.S. Treasuries.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, as well as in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023, before you make an investment decision with respect to our securities. The risks and uncertainties described below and in our other filings with the SEC, including our Annual Report on Form 10-K, may not be the only ones we face. The occurrence of any of the events or developments described below, if they actually occur, could harm our business, financial condition, results of operations and growth prospects. As a result, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock.
Risks Related To Our Financial Position and Need for Additional Capital
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB, and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program.

Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements;
•potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely affect our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $39.4 million and $30.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $332.6 million. To date, we have financed our operations primarily through proceeds from our IPO and private placements of our preferred stock. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:
•continue our current research programs and preclinical development of any product candidates we identify;
•seek to identify and progress additional research programs and product candidates;
•initiate preclinical studies and clinical trials for any product candidates we may identify;
•experience any delays or interruptions due to the COVID-19 pandemic, including delays in preclinical testing and clinical trials or interruptions in the supply chain for any future product candidates;
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
•hire additional research and development personnel beyond our current projections;
•hire clinical, operations, regulatory and commercial personnel;
•add operational, financial and management information systems and personnel, including personnel to support our product development;
•acquire or in-license product candidates, intellectual property and technologies and/or work with strategic partners to support and expand our scientific and clinical programs;
•establish and maintain collaborations;
•should we decide to do so, build and maintain a commercial-scale current good manufacturing practices, or cGMP, manufacturing facility;
•operate as a public company; and
•identify new opportunities to expand the use of Prime Editing beyond those currently available scientifically and clinically.
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
We have transitioned from research and development to early preclinical development for our most advanced potential product candidates. Because of the numerous risks and uncertainties associated with developing Prime Editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
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
As of March 31, 2023, our cash, cash equivalents, and investments were $249.5 million, excluding restricted cash, or $263.0 million, including restricted cash. In connection with our IPO, completed in October 2022, we issued and sold 11,721,456 shares of our common stock, including 1,427,338 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $180.2 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of $19.1 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”
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
Since our inception, we have incurred losses and we may never achieve profitability. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses, or NOLs, may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as one or more stockholders or groups of stockholders who own at least 5 percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value)

over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes in the past. In addition, we may experience ownership changes in the future due to shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by our subsidiary may not be available to offset taxable income earned by our subsidiary. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.
We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including the COVID-19 pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.
Significant outbreaks of contagious diseases and other adverse public health developments could have a material impact on our business operations and operating results. For example, the spread of COVID-19 has and identification of new variants of COVID-19 have affected segments of the global economy and our operations. As a result of the COVID-19 pandemic or similar public health crises that may arise, we may experience disruptions that could adversely impact our operations, research and development, and as we continue developing, any preclinical studies, clinical trials and manufacturing activities we may conduct, some of which may include:
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
•limitations imposed on our business operations by local, state or federal authorities to address a pandemic or similar public health crises; and
•business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, and cybersecurity and data accessibility or security issues.
In addition, the trading prices for biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we may face similar volatility in our stock price. We cannot predict the scope and severity of any economic recovery after the COVID-19 pandemic abates, including following any additional “waves” or other intensifying of the pandemic. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, the COVID-19 pandemic or any future pandemic or other outbreak of contagious disease could exacerbate the other risks described in this section. For additional information regarding the impact of the COVID-19 pandemic, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19 on Our Operations.”

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
Because gene editing is novel, the regulatory requirements that will govern any novel gene editing product candidates we develop may continue to evolve. Within the broader genetic therapy field, a limited number of gene therapy products have received marketing authorization from the FDA and the EMA to date. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing the development of gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. In 2016, the FDA established the Office of Tissues and Advanced Therapies, or OTAT, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products, or OTP, and the elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees certain basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC, can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. For example, more recently, some gene editing companies have seen significant delays in receiving FDA authorization to allow the initiation of their clinical trials, and has suspended ongoing trials, due to the FDA’s placement of clinical holds on their investigational new drug, or IND, applications.
The same applies in the European Union. The EMA’s Committee for Advanced Therapies, or CAT, is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products (i.e. gene therapy, somatic-cell therapy or tissue-engineered medicines). The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use, or CHMP, before the CHMP adopts its opinion which is submitted to the European Commission for the final decision on whether to grant a marketing authorization or not. In the European Union, the EMA publishes guidelines for the development and evaluation of gene therapy medicinal products to assist in preparing marketing authorization applications, however these are continually under review. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines.
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
We and our collaborators, if any, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may identify and develop, including regulatory delays, negative or inconclusive results from our clinical trials, difficulty in designing well-controlled clinical trials, lack of regulatory authorization for our clinical trials, and patients or clinical trial sites dropping out of a trial.
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
In order to proceed into clinical development of any product candidates we identify, we will need to submit INDs or clinical trial applications to regulatory authorities and obtain regulatory clearance to commence clinical development. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients), or may ask for additional endpoints to assess patient safety. In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases such as Friedreich’s Ataxia have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Furthermore, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe. Within the broader genome product field, only a limited number of gene therapy products, such as uniQure N.V.’s Glybera and Abecma from Bristol Myers Squibb and bluebird bio, have received marketing authorization or marketing approval from the European Commission or the FDA. Some of these products have taken years to register and have had to deal with significant issues in their post-marketing experience.
We are very early in our development efforts and we have not yet completed IND-enabling studies or initiated clinical development of a product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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
All of our product development programs are still in the research or preclinical stage of development. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We may experience delays in conducting or completing preclinical studies due to supply chain interruptions that could lead to shortages in materials or animals required for such studied. For example, recently it has been reported that there is a shortage of non-human primates for biomedical research, which are used in preclinical studies. We have not achieved preclinical proof of concept for many of our programs and there is no guarantee that we will achieve it for any specific program. Our proposed delivery methods with potential product candidates have never been evaluated in human clinical trials. Moreover, we are not aware of any clinical trials involving Prime Editing technology. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of any product candidates we may develop, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
Commercialization of any product candidates we may develop will also require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts.
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
The gene editing field is relatively new and is evolving rapidly, making us subject to additional development challenges and risks. We are focusing our research and development efforts on gene editing using Prime Editing technology, but other gene editing technologies may be discovered that provide significant advantages over Prime Editing, which could materially harm our business.
To date, we have focused our efforts on our Prime Editing platform. However, there are numerous other companies advancing gene editing and gene therapy product candidates that are in preclinical or clinical development. Some of these other companies have previously undertaken research and development of gene editing technologies using clustered regularly interspaced short palindromic repeats, or CRISPR, or other forms such as base editing, zinc finger nucleases, or ZFNs, engineered meganucleases and transcription activator-like effector nucleases, or TALENs, but to date none has obtained marketing approval for a product candidate. There can be no certainty that Prime Editing technology will lead to the development of genetic therapies or that other gene editing technologies will not be considered better or more attractive for the development of therapies. For example, transposons, or “jumping genes,” can insert themselves into different places in the genome and carry specific DNA sequences to specific sites without the need for making double-stranded breaks in DNA, although such methods currently cannot target specific locations. Multiple companies are also developing alternative gene editing technologies, including Tessera Therapeutics, which states it is pioneering Gene Writing™, a new genome engineering technology that writes therapeutic messages into the genome to treat diseases at their source, Metagenomi, which states it is using metagenomics – the study of genetic material recovered from organisms found in the world’s natural microbial environments) – and machine learning to discover novel genome editing systems for therapeutics development, and Arbor Biotechnologies, which states it is developing genetic medicines through the discovery of programmable DNA editors to enable curative outcomes for patients. In addition, Beam Therapeutics is developing novel base editing technology. We have entered into a collaboration and license agreement with Beam Therapeutics, under which we grant Beam Therapeutics certain exclusive and non-exclusive rights in our Prime Editing technology in certain fields. Our license grant to Beam Therapeutics does not cover all fields and applications of Prime Editing and we retain the majority of rights to use the licensed Prime Editing technology outside of the fields licensed to Beam Therapeutics. It is possible that base editing or other gene editing technology developed by Beam Therapeutics will be competitive with our business, and it is also possible that such editing technology may be considered more attractive than Prime Editing. Therefore, Beam Therapeutics may develop competing products using such technology. For more information regarding our agreement with Beam Therapeutics, see “Business—Our License and Collaboration Agreements—Strategic relationship with Beam Therapeutics.”
Similarly, other new gene editing technologies that have not been discovered yet may be determined to be more attractive than Prime Editing. Moreover, if we decide to develop gene editing technologies other than those involving Prime Editing, we cannot be certain we will be able to obtain rights to such technologies. Although both of our co-founders who currently provide consulting and advisory services to us in the area of gene editing technologies have entered into agreements with us pursuant to which they assign to us any inventions with respect to the services they perform for us, such obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these co-founders to such institutions, such as Broad Institute, HHMI and Harvard, we would need to enter into license agreements with such institutions, which may not be available on commercially reasonable terms or at all. Additionally, our consulting agreement with David Liu is subject to (i) the policies and regulations of certain institutions and (ii) certain agreements between such co-founder and certain third parties, including Beam Therapeutics. Furthermore, although our co-founders have long-term supporting or employment roles with us, a financial stake in our success and, in certain cases, non-competition clauses in their consulting or employment agreements, such non-competition obligation is limited to the field of any and all gene editing and technology. Therefore it is possible that they may in the future develop new technologies that are outside of the field of their non-competition obligations but may be competitive to our business. In addition, other companies may use Prime Editing to develop product candidates in areas they believe are not covered under our foundational licensed issued patents, patent applications or know-how. There are also a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs, using approaches other than gene editing approaches. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.
Moreover, because our in vivo technology may involve gene editing across multiple cell and tissue types, we are subject to many of the challenges and risks that other gene editing therapeutics and gene therapies face, including evolving regulatory guidance governing gene and gene editing therapy products, the potential risk of improper modulation of a gene sequence and extended follow-up observation periods that may be required by regulatory agencies.
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
Additionally, a significant risk in any gene editing product candidate is that “off-target” edits, or edits far from the intended site of gene editing, or unintended consequences of on- and off-target editing may occur, which could cause serious adverse events, undesirable side effects or unexpected characteristics. One major causative factor leading to “off target” edits is the formation of double-strand breaks during gene editing. If double-strand breaks were to occur, they can also lead to decreased cell viability in edited cells, and an increase large deletions or structural rearrangements of DNA, chromosomal translocations or joining of one chromosome to another. In certain uses of Prime Editing, such as the use of dual flaps methods, or in some cases of use of nick-guide RNAs, more than one edit occurs along the target site. Although our preliminary data suggests otherwise, it is possible that the use of these variations of Prime Editing could result in adverse effects similar to those observed with double-strand breaks. However, our current understanding of our mechanism of action, which is designed to prevent double-strand breaks with Prime Editing, and preliminary data in our experiments suggest this risk may be low. We have performed initial experiments using assays that can detect off-target edits, even when such edits occur at very low frequencies. Using these assays, as well as reviewing published results, off-target edits have been noted. Except for initial experiments, we have not yet performed these experiments with our potential product candidates, so it is possible that we will detect more such off-target edits or other unintended consequences of on- or off-target edits. However, our current information is limited, and we cannot be certain that Prime Editing with any product candidates we may develop will not cause rare double-strand breaks or that off-target editing or other unintended consequences of on- or off-target editing will not occur and cause serious adverse events in any of our future clinical trials. Furthermore, the lack of observed serious side effects in any preclinical studies to date does not guarantee that such side effects will not occur in human clinical trials of any product candidates we may develop, which would adversely impact our product development programs and business.
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
Our potential therapeutic products involve editing the human genome and making permanent changes that may not be reversible. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of gene editing therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing is unsafe, unethical or immoral, and, consequently, any product candidates we may develop may not gain the acceptance of the public or the medical community. For example, the disclosure of a death of a patient with an ultra-rare form of Duchenne Muscular Dystrophy enrolled in a clinical trial assessing a personalized, CRISPR-based gene therapy product candidate initiated by Cure Rare Disease, a non-profit organization, or the report of a serious adverse event in the first patient dosed in a clinical trial of an investigational gene therapy conducted by Graphite Bio, Inc., have raised concerns about gene editing approaches that may persist until, or after, details are available. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.
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
Although we do not, and will not use our technologies to edit human embryos or the human germline, such public debate about the use of gene editing technologies in human embryos and heightened regulatory scrutiny on this issue, could prevent or delay our development of product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any product candidates we may develop. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing gene editing technologies, even if not ultimately attributable to product candidates we may identify and develop, and negative publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.
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
We focus our research and product development on treatments for rare genetically defined diseases. Many of the product candidates we may develop are expected to target a single, often predominant mutation; as a result, the relevant patient population may therefore be small. Although we are aiming to expand beyond our immediate target indications, including into broader populations, these approaches will require regulatory approval as discussed in the risk factor entitled “We are very early in our development efforts and we have not yet completed IND-enabling studies or initiated clinical development of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.” In rare genetically defined diseases, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with the product candidates we may develop, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Additionally, because of the potential that any product candidates we develop could cure a target disease, we may not receive recurring revenues from patients and may deplete the patient population prevalence through curative therapy.
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
We currently do not hold any clinical trial liability insurance coverage. We plan to obtain insurance coverage as we expand our clinical trials and/or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. For example, one component of our Prime Editors is guide RNA, known as a Prime Editing guide RNA, or pegRNA we currently obtain from partners and vendors; future needs could require additional pegRNA lengths or increased purity, potentially beyond what our partners and vendors can currently supply. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our potential IND filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. For example, the current approach of manufacturing AAV vectors may fall short of supplying required number of doses needed for advanced stages of preclinical studies or clinical trials, and the FDA may ask us to demonstrate that we have the appropriate manufacturing processes in place to support the higher-dose group in our preclinical studies or clinical trials. In addition, any product candidates we may develop will require complicated delivery methods, such as electroporation, LNPs or viral vectors, each of which will introduce additional complexities in the manufacturing process. We may also have similar issues to other companies that have had difficulties in receiving FDA, or other regulatory agency approval for key potency assays needed for regulatory approval and/or drug release from the manufacturer.
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

•occurrence of serious adverse events associated with any product candidates we may develop that are viewed to outweigh their potential benefits; or
•occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; and changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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

Some of our collaborators or strategic partners could also become our competitors in the future. For example, Beam Therapeutics, currently one of our strategic partners, may develop product candidates in areas where both companies have freedom to pursue development. For more information regarding our agreement with Beam Therapeutics, see the risk factor entitled “The gene editing field is relatively new and is evolving rapidly, making us subject to additional development challenges and risks. We are focusing our research and development efforts on gene editing using Prime Editing technology, but other gene editing technologies may be discovered that provide significant advantages over Prime Editing, which could materially harm our business.”
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
We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers to manufacture many of our materials for research and may continue to do so for preclinical studies and clinical trials. We have not yet formulated our plans for commercial supply of any product candidates that we may develop or for which we or our collaborators may in the future obtain marketing approval, but our future decisions may be subject to similar risks to the ones discussed below.
We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, some of which may include:
•the possible breach of the manufacturing agreement by the third party;
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•reliance on the third party for regulatory compliance and quality assurance.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed pending patent applications or in-licensed issued patents, or that we or our licensors were the first to file for patent protection of such inventions. If a third party can establish that we or our licensors were not the first to make or the first to file for patent protection of such inventions, our owned or licensed patent applications may not issue as patents and even if issued, may be challenged and invalidated or rendered unenforceable.
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
No consistent policy regarding the scope of claims allowable in the field of genome editing, including for Prime Editing technology, has emerged in the United States. The scope of patent protection outside of the United States is also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patent rights. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will be valid and enforceable and provide sufficient protection from third parties.
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
Some of our owned and in-licensed patent applications are, and may in the future be, co-owned with third parties. With respect to any patent applications co-owned by third parties, we may require exclusive licenses to such co-owners’ interest to such patents. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patent applications, we may be unable to prevent such co-owner from licensing their rights under the patent applications to other third parties, including our competitors, and our competitors may be able to market competing products and technology. In addition, we may need the cooperation of any such co-owners of our future patents in order to enforce such future patents against third parties, and such cooperation may not be provided to us.
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
We do not currently own any issued patents and are heavily reliant upon certain patent rights and proprietary technology we have licensed from third parties that are important or necessary to the development of our Prime Editing technology and product candidates. For example, we are a party to two license agreements with Broad Institute. In September 2019, we entered into a license agreement with Broad Institute, or the Broad License Agreement, and in May 2020, February 2021, and December 2022, we entered into amendments to such license agreement. In December 2022, we entered into a new license agreement with Broad Institute, or the 2022 Broad License Agreement. Under each of the amended license agreements, the Broad License Agreement, and the new license agreement, or the 2022 Broad License Agreement, Broad Institute grants us certain rights and licenses under certain patent rights it owns or controls relating to our Prime Editing technology and product candidates. Each license agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. Our licenses are subject to Broad Institute’s inclusive innovation model, pursuant to which Broad Institute retains the right, in certain circumstances, to grant to third parties (other than specified competitors of ours) licenses under the licensed patent rights that would otherwise fall within the scope of the exclusive license granted to us. All gene targets, which are any human genes to which a program is directed, are subject to Broad Institute’s march-in license, which means Broad Institute has the right to terminate our license to gene targets under certain conditions and could make one or more gene targets unavailable to us. However, if we initiate a program for a gene target, in accordance with the terms of each license agreement, we may block a march-in request by making certain showing and by continuing to use commercially reasonable efforts to continue to progress such development. Internally, we determine when a program for a gene target has been initiated by considering factors such as whether a gene target has been identified as the subject of a program, how much time or resources have been dedicated to researching, developing, and/or designing and using reagents for a program, and the amount of preclinical testing in process for such program. If we fail to comply with these or other obligations in our current or future license agreements, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our Prime Editing technology or any other technology or product candidates covered by the intellectual property licensed under this agreement. Our business would be seriously harmed if any current or future licenses terminate, if our licensors fail to abide by the terms of the license, if our licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. If our license agreements terminate, or we experience a reduction or elimination of licensed rights under these agreements, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business. Moreover, if certain of our license agreements terminate, we may be required to continue to license or assign certain of our intellectual property to the applicable counterparty.
Certain of the patent rights that we license from Broad Institute under the Broad License Agreement are co-owned by Broad Institute with Harvard and certain of the licensed patent rights under the Broad License Agreement are co-owned by Broad Institute, Harvard, and Massachusetts Institute of Technology, or MIT. The patent rights that we license from Broad Institute under the 2022 Broad License Agreement are co-owned by Broad Institute with Harvard, the Trustees of Princeton University, or Princeton, and the Regents of the University of California, or University of California. In addition, some of the inventors of the licensed patent and patent applications are or were employees of HHMI, which retains certain rights to patents and patent applications invented by their employees. Our rights to our in-licensed patents and patent applications from Broad Institute are dependent, in part, on inter-institutional or other operating agreements between Broad Institute, Harvard, MIT, University of California, Princeton and HHMI. If Broad Institute, Harvard, MIT, University of California, Princeton or HHMI breaches or terminates such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected. We have also licensed certain improvements to Prime Editing from Dr. Liu’s laboratory at Broad Institute. For example, Dr. Liu’s laboratory at Broad Institute recently developed engineered pegRNAs, or epegRNAs, which we have exclusively in-licensed. Dr. Liu has entered into an agreement with us pursuant to which he is obligated to assign to us any inventions with respect to the services he performs for us. However, such obligations are subject to limitations and do not extend to his work in other fields or to the intellectual property arising from his employment with Harvard, HHMI and Broad Institute. To obtain such intellectual property rights, we would need to enter into license agreements with such institutions, and such license agreements may not be available on commercially reasonable terms or at all.
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
These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our Prime Editing technology and product candidates in the future. Some licenses granted to us are expressly subject to certain preexisting rights held by the licensors or certain third parties. As a result, we may not be able to prevent third parties from developing and commercializing competitive products in certain territories or fields. For example, the rights granted to us under each license agreement are subject to certain retained rights of Broad Institute, MIT, Harvard, Princeton, University of California, HHMI and the U.S. federal government, and the rights granted to us under the Beam Collaboration Agreement are subject to certain third party agreements and certain rights retained by third parties. Additionally, each license agreement with Broad Institute provides that our field of use is limited to the field of prevention or treatment of human disease, and most licenses granted to us under each license agreement with Broad Institute are further limited to the prevention or treatment of human disease by editing (including modifying or converting) or targeting DNA ex vivo, in vivo, or through xeno-transplantation methods and includes other specified exclusions. If we determine that rights to additional fields, including the specifically excluded fields, are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from Broad Institute and/or other third parties in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or other third parties the chance to access technology that is important to our business.
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
Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patent rights we have in-licensed. If other third parties have ownership rights to our in-licensed issued patents and patent applications, the license granted to us in jurisdictions where the consent of a co-owner is necessary to grant such a license may not be valid, and such co-owners for which we do not secure exclusive licenses may be able to license such patent rights to third parties, including our competitors, and such third parties may be able to market competing products and technology.
Furthermore, inventions contained within some of our in-licensed issued patents and patent applications were made using U.S. government funding. We rely on our licensors to ensure compliance with applicable obligations arising from such funding, such as timely reporting, an obligation associated with our in-licensed patents and patent applications. The failure of our licensors to meet their obligations may lead to a loss of rights or the unenforceability of relevant patents that may issue from such applications. For example, the U.S. government could have certain rights in such in-licensed issued patent and patent applications, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may also exercise its march-in rights if it determines that action is necessary because we or our licensors failed to achieve practical application of the U.S. government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. For example, if the U.S. government determines it is necessary, the U.S. government may exercise its march-in rights and license to third-party manufacturers any or all of our future products or current or future product candidates covered by in-licensed patents and patent applications made using U.S. government funding. In addition, our rights in such in-licensed U.S. government-funded inventions may be subject to certain requirements to manufacture product candidates embodying such inventions in the United

States. Any of the foregoing could harm our business, financial condition, results of operations, and prospects significantly.
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
Pursuant to our license agreements with Beam Therapeutics and Broad Institute, we are generally responsible for bringing any actions against any third party for infringing on certain of the patent rights we have licensed from such counterparty, subject to certain conditions. Certain provisions of each license agreement with Broad Institute also require us to meet development thresholds within specified timeframes to maintain the license, including establishing a set timeline for developing and commercializing products, while some provisions of the Beam Collaboration Agreement require us to use commercially reasonable efforts to conduct development activities for collaboration products. In spite of our efforts, Broad Institute, Beam Therapeutics, or any future licensor from whom we may seek to license intellectual property rights might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these licenses agreements are terminated, or if the underlying patent rights fail to provide the intended exclusivity, competitors or other third parties may be able to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our Prime Editing technology or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
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
Our in-licensed issued patents and owned and in-licensed patent applications may not provide sufficient protection of our Prime Editing technologies and our future product candidates or result in any competitive advantage.
We have in-licensed two issued U.S. patents and own and have in-licensed a number of patent applications that cover Prime Editing and related technologies. We and our licensors have filed patent applications intended to specifically cover our Prime Editing technology and uses with respect to treatment of particular diseases and conditions. While we in-license two issued patents, we do not currently own any, or in-license any other, issued U.S. patents.
One of our in-licensed issued U.S. patent contains claims directed to methods of using Prime Editors, and the other in-licensed issued U.S. patent contains claims directed to compositions of matter for pegRNAs. Our owned and in-licensed patent applications contain claims directed to compositions of matter for our Prime Editing product candidates, as well as methods directed to the use of such product candidates for gene therapy treatment. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our or our licensors’ current and future patents may be challenged in the courts or patent offices in the United States and abroad. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our or our licensors’ patent applications are pending, such patent applications may now or in the future be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in interference or derivation proceedings or equivalent proceedings in foreign jurisdictions. For example, prior art was submitted by a third party with respect to certain of our Patent Cooperation Treaty, or PCT, or patent applications in-licensed from Broad Institute directed to Prime Editing. Third parties may challenge their inventorship, priority of invention, validity, enforceability or scope of our in-licensed patents and our or our licensors’ patent applications that successfully issue, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings and litigation. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, limit the duration of the patent protection of our technology and product candidates, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Furthermore, even if they are unchallenged, our patent rights may not adequately protect our intellectual property or prevent others from designing around our platform technology or product candidates. If the breadth or strength of protection provided by our in-licensed patents or patents that may issue from the patent applications we own or in-license with respect to our Prime Editing technology and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.
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
We may be required to disclaim part or all of the term of certain patents that may issue from our owned or in-licensed patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we or our licensors are aware, but which we or our licensors do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our in-licensed patents and patent applications, if issued, would be declared by a court, patent office or other governmental authority to be valid or enforceable, or that even if the patent claims were found to be not invalid or unenforceable, a third party’s technology or product would be found by a court to infringe our patent rights. Moreover, even if our in-licensed patents and patent applications, if issued, are declared to be valid and enforceable and a third party’s technology or product found to infringe our patent rights, a court or other governmental authority may refuse to prevent a third party’s technology or product from being marketed, and the court or governmental authority would determine the royalty rate to be paid by the third party to us. We analyze patents or patent applications of third parties that we believe are relevant to our activities, but third parties may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that third parties may have filed, and may in the future file, patent applications covering our products or gene editing technology similar to ours. Those patent applications may have priority over our in-licensed patents and owned and in-licensed patent applications, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our in-licensed patents or patents that may issue from our own or in-licensed patent applications, or other intellectual property rights, or will design around the claims of our in-licensed patents or our patents that may issue from our owned or in-licensed patent applications that cover our product candidates.
Likewise, our in-licensed issued patents and currently owned and in-licensed patent applications, if issued as patents, directed to our in-licensed and company-owned Prime Editing technologies and our product candidates are expected to expire between 2040 and 2044, without taking into account any possible patent term adjustments or extensions. Our in-licensed issued patents, or owned or in-licensed patent applications, if issued as patents, may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of such patents that may issue from our current owned or in-licensed patent applications, we may lose the right to exclude others from practicing these inventions. The expiration of these patent rights could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.
Our in-licensed issued patents and owned and in-licensed patent applications and other intellectual property may be subject to priority, inventorship or ownership disputes and similar proceedings. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture and commercialization of one or more of our product candidates, which could have a material adverse impact on our business.
We or our licensors may be subject to claims that former employees, collaborators, or other third parties have an interest in our in-licensed issued patents or owned or in-licensed patent applications or other intellectual property as an inventor or co-inventor. If we or our licensors are unsuccessful in any interference proceedings or other priority, validity (including any patent oppositions), inventorship or ownership disputes to which we or they are subject, we may lose valuable intellectual property rights through the loss of part or all of our owned or licensed patent rights, the loss of exclusive ownership of or the exclusive right to use our owned or in-licensed patent rights, or the narrowing, invalidation, or unenforceability of our or our licensors’ patent claims. In the event of loss of patent rights as a result of any of these disputes, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceeding or other priority, inventorship or ownership disputes. Such licenses may not be available on commercially reasonable terms or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of one or more of our product candidates. The loss of exclusivity or the narrowing of our patent rights could limit our ability to stop others from using or commercializing similar or identical technology and product candidates. Even if we or our licensors are successful in an inventorship or ownership dispute, it could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, or prospects.
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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we expect to seek to expand our product candidate pipeline in part by in-licensing additional rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from Beam Therapeutics and Broad Institute in the past, we cannot guarantee that we will be able to in-license or acquire additional rights to any product candidates or technologies from Beam Therapeutics, Broad Institute, or other third parties on acceptable terms or at all. For example, Broad Institute is developing improvements to the Prime Editing technology for which we may find it necessary or useful to obtain a license. In addition, our agreements with Beam Therapeutics and Broad Institute provide that our fields of use exclude particular fields. If we determine that rights to such fields are necessary to commercialize our technology or product candidates or maintain our competitive advantage, we may need to obtain a license from Beam Therapeutics or Broad Institute in order to continue developing, manufacturing or marketing our technology or product candidates. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Additionally, upon our finalization of our product candidates, we may determine that there are third parties who possess technologies related to gene editing or other technologies which we may need to in-license, including intellectual property covering the use of Cas proteins and reverse transcriptases. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or other third parties the chance to access technology that is important to our business.
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
The field of gene editing is still in its infancy, and no such therapeutic product candidates have reached the market. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and administrative proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future.
Our commercial success depends upon our ability and the ability of our collaborators and present and future licensees to develop, manufacture, market and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our Prime Editing technology and product candidates we may develop, including interference proceedings, post-grant review, inter partes review, derivation proceedings and reexamination proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office, or EPO. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.
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
Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. As of June 2019, it was reported that approximately 2072 patent families worldwide related to CRISPR gene editing inventions and their uses. The extensive patent filings related to CRISPR make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our Prime Editing technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our Prime Editing platform technology and product candidates. We are aware of multiple patents and patent applications directed to CRISPR technologies, Cas proteins, including Cas9, and their uses in gene editing. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, which we refer to together as CVC, which contains multiple patents and pending applications directed to gene editing. We are also aware of patents and patent applications directed to gene editing owned or co-owned by Broad Institute, MIT, Rockefeller University, Harvard, Toolgen Inc. and Sigma-Aldrich. Additional patents and patent applications that we are aware of and directed to gene-editing are owned or co-owned by The General Hospital Corporation, BASF, SNIPR Technologies Ltd., Novartis, Columbia University, Agilent Technologies, Thermo Fisher Scientific, Life Technologies Corporation, University of California, and Intellia.
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
Several patents and pending applications with claims directed to foundational aspects of CRISPR-Cas9 gene editing are currently involved in interference proceedings at the USPTO. The Patent Trial and Appeal Board, or PTAB, of the USPTO declared a second interference between 14 pending applications co-owned by the CVC and 13 patents and one pending application co-owned by Broad Institute, MIT, Rockefeller University and Harvard, which we refer to as the Boston Licensing Parties, in 2019 after the first interference between the two parties was terminated in 2018. In February 2022, the PTAB issued a decision in the second interference, granting priority to the patents and pending application co-owned by the Boston Licensing Parties over the pending applications co-owned by the CVC. In September 2022, the CVC appealed the PTAB’s decision, at the U.S. Court of Appeals for the Federal Circuit and the appeal is ongoing. While the second interference was in progress, Toolgen joined the patent dispute and two more interferences were declared in December 2020, between a pending application owned by Toolgen and several pending applications co-owned by the CVC or patents and pending applications co-owned by the Boston Licensing Parties. In June 2021, two additional interferences were declared between patents and applications co-owned by the Boston Licensing Parties or pending applications co-owned by the CVC and pending applications owned by Sigma-Aldrich. The PTAB subsequently suspended the interferences involving Toolgen and Sigma-Aldrich until the Federal Circuit issues a decision in the appeal between the CVC and the Boston Licensing Parties over the PTAB’s decision in the second interference. It is presently unclear who will prevail in these proceedings and own or partially own the patents subject to such interferences. If it is necessary for us to obtain a license to one or more of the patents currently involved in such interference proceedings, such patents may not be available to license on commercially reasonable terms or at all. For example, we are aware that the Boston Licensing Parties and CVC have previously licensed certain of such patents to third parties. Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or Prime Editing technology.
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
Competitors and other third parties may infringe, misappropriate or otherwise violate our future patents or the patent or future patents of our licensors, or we may be required to defend against claims of infringement, misappropriation or other violation. In addition, our future patents, or the issued or future patents of our licensors also may become involved in inventorship, priority, validity or enforceability disputes. Countering or defending against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our future owned patents and in-licensed patents and future patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our future owned patents or in-licensed patents or future patents at risk of being invalidated or interpreted narrowly.
In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our in-licensed patents or future patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensor, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our technology and/or product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and applications are due to be paid to the USPTO and foreign patent agencies outside of the United States over the lifetime of our in-licensed patents, owned or licensed patent applications and patents that may issue from such applications. In certain circumstances, we rely on our licensors to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and foreign patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse or non-compliance with such requirements can sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result a partial or complete loss of patent rights in the relevant jurisdiction. Were a noncompliance event to occur, third parties might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued in-licensed patents and future issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States transitioned from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our technology or product candidates or invent any of the inventions claimed in our or our licensors’ patent applications. The America Invents Act also includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, allowing third party submission of prior art and establishing a new post-grant review system including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued in-licensed patents and future issued patents.
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
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities, research institutions, or other biotechnology and pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees, consultants, independent contractors or other third parties do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, independent contractors or other third parties have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Certain third parties, including our competitors, may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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
•others may be able to make gene therapy products that are similar to our product candidates or utilize similar gene editing technology but that are not covered by the claims of the issued patents or patent applications that we own or license or the patents that we may own or license in the future;
•we, our licensors, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents or pending patent applications that we license or may own in the future;
•we, our licensors, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•we, our licensors, or our current or future collaborators, may fail to meet our obligations to the U.S. government regarding any in-licensed patents or patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;
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
•it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause the patent or patents issuing from these patent applications to be held invalid or unenforceable;

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

Regulatory requirements in the United States and in other jurisdictions governing the development of gene therapy products have changed frequently and may continue to change in the future. In January 2020, the FDA issued several new guidance documents on gene therapy products, and in March 2022, the FDA published a draft guidance document providing recommendations for human genome editing gene therapy products. In September 2022, the FDA announced retitling of OTAT to OTP and the elevation of OTP to a “Super Office” to meet its growing cell and gene therapy workload. In addition to the government regulators, the IBC and IRB of each institution at which we will conduct clinical trials of our potential product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our potential product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance our potential product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our potential product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.
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
Reductions in government operations may also delay necessary manufacturing facility inspections by regulators and adversely affect the supply of any product candidates we may develop. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic or other future pandemics or other outbreak of contagious disease and may experience delays in their regulatory activities.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
Furthermore, the prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed. At the U.S. federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Furthermore, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. On November 20, 2020, CMS, issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries.
In addition to pricing regulations, reforms of regulatory approval frameworks may adversely affect our pricing strategy. For example, on July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for biosimilars, including the standards for interchangeability of biological products, facilitate the development and approval of biosimilar and interchangeable products, clarify existing requirements and procedures related to the review and submission of biologics license applications, or BLAs, and identify and address any efforts to impede biosimilar competition. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Furthermore, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. At the state level, legislatures have also been increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
The FDA and comparable foreign regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. However, there can be no assurance that we will successfully obtain such designations for any product candidates. In addition, while such designations could expedite the development or approval process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our potential product candidates, there can be no assurance that we will realize their intended benefits. For example, we may seek fast track designation for some of our potential product candidates. If a therapy is intended for the treatment of a serious or life threatening condition and the therapy nonclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Additionally, we may seek a breakthrough therapy designation for some of our potential product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification. In addition, we may seek a regenerative medicine advanced therapy, or RMAT, designation for some of our potential product candidates. An RMAT is defined as cell therapies, therapeutic tissue engineering products, human cell and tissue products and combination products using any such therapies or products. Gene therapies, including genetically modified cells that lead to a durable modification of cells or tissues may meet the definition of a regenerative medicine therapy. The RMAT program is intended to facilitate efficient development and expedite review of RMATs, which are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition. A new drug application or a BLA for an RMAT may be eligible for priority review or accelerated approval through (1) surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit or (2) reliance upon data obtained from a meaningful number of sites. Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical trials, patient registries or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval. RMAT designation is within the discretion of the FDA. Accordingly, even if we believe one of our potential product candidates meets the criteria for designation as a regenerative medicine advanced therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of RMAT designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our potential product candidates qualify as for RMAT designation, the FDA may later decide that the biological products no longer meet the conditions for qualification.
In the future, we may also seek approval of product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication be submitted to the Agency for review. There can be no assurance that FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.
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
In addition, in the European Union, we may seek to participate in the PRIME scheme for our product candidates. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
We may seek designation for our Prime Editing platform technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.
We may seek designation for our Prime Editing platform technology as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Even if we believe our Prime Editing platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive a faster FDA review or approval process. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.

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
We are, or may become, subject to a number of data privacy and protection laws, rules, regulations, policies, standards and contractual obligations that apply to our collection, transmission, storage, use, disclosure, transfer, maintenance and other processing of personal information. The legislative and regulatory landscape for privacy and data protection is rapidly evolving in the U.S. and Europe, as well as other jurisdictions worldwide, which may lead to increased regulatory scrutiny on privacy and data protection requirements. As a result of the complexity of data privacy and protection laws and regulations applicable to our business, and the uncertainty in how such regulations will be applied and interpreted, we cannot guarantee that we are, or have been, in compliance with all such regulations. Additionally, we rely on certain third-party vendors to process certain confidential, sensitive or personal information on our behalf. Failure or perceived failure by us or our third-party vendors to comply with any of these laws, rules, regulations, contractual obligations or standards could result in notification obligations, enforcement actions, regulatory investigations or inquiries, significant fines, imprisonment of company officials and public censure, litigation and claims for damages by affected individuals, customers or business partners, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
In the U.S., federal and state laws, rules and regulations related to the privacy and security of personal information apply, or may apply, to our business. At the federal level, for example, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, establish data privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information.
If we fail to comply with applicable HIPAA privacy and security standards, we could face significant civil and criminal penalties. The Department of Health and Human Services, or HHS, has the discretion to impose penalties without attempting to resolve violations through informal means. Such enforcement activity can result in financial liability and reputational harm, and our responses to such enforcement activity can consume significant internal resources.
U.S. state laws also govern the privacy and protection of personal information. For example, the California Consumer Privacy Act, or the CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect and use personal information about such individuals. The California Privacy Rights Act, or the CPRA, significantly modifies the CCPA and imposes additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to personal information, and establishes a state agency vested with the authority to enforce the CCPA. Other states, such as Virginia, Colorado, Utah and Connecticut, have also enacted similar, comprehensive privacy and data protection legislation. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how such laws will be enforced and interpreted. Thus, we may be required to incur substantial costs and expenses in an effort to comply with them, and may be required to modify our data collection and use practices.

Additionally, all 50 states have laws in place which may require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. Determining whether personal information has been handled in compliance with applicable state breach notification requirements, privacy standards and our contractual obligations can be complex and may be subject to statutory and contractual interpretation, thus potentially complicating our compliance efforts.
Further, the Federal Trade Commission, or FTC, as well as other state attorneys general, regulate the content of our privacy policies and other public statements that provide promises and assurances about our data privacy and protection practices. We make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. If such statements are found to be deceptive, unfair or misrepresentative of our actual practices, we may subject us to government enforcement actions or other legal claims.
In Europe, the collection and use of personal information is governed by the EU’s General Data Protection Regulation and the United Kingdom’s implementation of the same (collectively, the GDPR). Failure to comply with the requirements of the GDPR may result in significant fines and other administrative penalties. In addition, we may be required to put in place additional mechanisms to comply with current and future privacy and data protection regulations in Europe and other worldwide jurisdictions which are or will become applicable to our business. This may interrupt or delay our development activities and/or require us to change our business practices, which could adversely affect our business, financial condition, results of operations and prospects.
Data privacy and protection legislation and enforcement will continue to be an evolving landscape at both the domestic and international level, with new laws, rules and regulations coming into effect and presenting continued legal challenges, and our efforts to comply with them may be unsuccessful. It is possible that these laws, rules and regulations may be interpreted and applied in a manner that is inconsistent with our practices, and may not be consistent with one another. If any such legislation is enacted, we may be required to devote significant resources to understanding and complying with such legislation, and the lack of a unified approach to data privacy and protection laws in the U.S. could lead to complicated and potentially conflicting compliance requirements. Any failure or perceived failure to comply with these laws, rules or regulations, or with any related government investigations, may require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
Risks Related To Employee Matters, Managing Growth and Information Technology
Our future success depends on our ability to retain our President and Chief Executive Officer, our Co-Founders, our Chief Scientific Officer, our Chief Technical Officer and other key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on Keith Gottesdiener, our President and Chief Executive Officer, David R. Liu and Andrew Anzalone, our co-founders, Jeremy Duffield, our Chief Scientific Officer, Ann Lee, our Chief Technical Officer, as well as the other principal members of our management and scientific teams. Dr. Gottesdiener, Dr. Liu, Dr. Anzalone, Dr. Duffield, and Dr. Lee and such other principal members are engaged “at will,” meaning we or they may terminate the relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
Dr. Liu serves on our Scientific Advisory Board and as our paid consultant and retains his position and affiliation with Harvard, HHMI and Broad Institute. Furthermore, Dr. Liu is one of our principal stockholders. Dr. Liu’s positions at Harvard, HHMI and Broad Institute could result in, or may create the appearance of, conflicts of interest related to our license of intellectual property rights from Harvard, HHMI and Broad Institute and other contractual relationships we may enter into from time to time with Harvard, HHMI and Broad Institute.
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
The administrator of the 2019 Stock Option and Grant Plan, or the 2019 Plan, is authorized to exercise its discretion to effect the repricing of stock options and stock appreciation rights and there may be adverse consequences to our business if the administrator of the 2019 Plan exercises such discretion.
The 2022 Stock Option and Incentive Plan has replaced the 2019 Plan following the closing of our initial public offering. While our Board of Directors has determined not to make additional awards under the 2019 Plan, the 2019 Plan will continue to govern outstanding equity awards granted thereunder. Pursuant to the 2019 Plan, we were authorized to grant equity awards, including stock options and stock appreciation rights, to our employees, directors and consultants. Our compensation committee is the administrator of the 2019 Plan and is authorized to exercise its discretion to reduce the exercise price of stock options or stock appreciation rights or effect the repricing of such awards. Although we do not anticipate needing to exercise this discretion in the near term, or at all, if the administrator of the 2019 Plan were to exercise such discretion without seeking prior stockholder approval, certain proxy advisory firms or institutional investors may be unsupportive of such actions and publicly criticize our compensation practices, and proxy advisory firms may recommend an “against” or “withhold” vote for members of our compensation committee. In addition, if we are required to hold an advisory vote on named executive officer compensation (known as the “say-on-pay” vote) at the time of, or subsequent to, any such repricing, it is likely that proxy advisory firms would issue an “against” recommendation on our say on pay vote and institutional investors may not be supportive of our say-on-pay vote. If proxy advisory firms or institutional investors are successful in aligning their views with our broader stockholder base and we are required to make changes to the composition of our Board of Directors and its committees, or if we need to make material changes to our compensation and corporate governance practices, our business might be disrupted and our stock price might be negatively impacted. Even if we are able to successfully rationalize the exercise of such discretionary power, defending against any “against” or “withhold” recommendation for members of our compensation committee, any “against” recommendation on our say on pay vote or public criticism could be distracting to management, and responding to such positions from such firms or investors, even if remedied, can be costly and time-consuming.
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
Our internal computer and information technology systems and those of our current and any future third-party vendors, collaborators, contractors, consultants or other third parties, are vulnerable to damage or interruption from, among other things, computer viruses, computer hackers, phishing attacks, ransomware, malware, social engineering, malicious code, employee theft, fraud, misconduct or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The risk of cyber incidents could also be increased by cyberwarfare in connection with the current conflict between Russia and Ukraine, including potential proliferation of malware into systems unrelated to the conflict. In addition, part of our workforce is currently working remotely. This could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions. While we seek to protect our information technology systems from system failure, accident and security breach, we have in the past and may in the future experience phishing and other security incidents which could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary, personal or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
•the COVID-19 pandemic, natural disasters or major catastrophic events;
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
As of December 31, 2022, we had 97,209,213 shares of common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable, and the expiration of any applicable market stand-off or lock-up agreements. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.
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
General Risks Factors
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We will continue the process of documenting, reviewing and improving our internal controls and procedures for compliance with SOX Section 404, which will require annual management assessment of the effectiveness of our internal control over financial reporting.
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
If we fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources that are adequate to satisfy our reporting obligations. We have not performed a formal evaluation of our internal control over financial reporting, as required by the rules and regulations of the SEC, nor are we required to have an independent registered public accounting firm perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ending December 31, 2023. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” or a “smaller reporting company.” Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with the rules and regulations of the SEC in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. An independent assessment of the effectiveness of our internal control over financial reporting could detect deficiencies in our internal control over financial reporting that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
Our facilities are located in Massachusetts. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, power loss, terrorist activity, pandemics or other disasters and do not have a recovery plan for such events. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.]
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2023 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.

Use of proceeds from registered securities
In October 2022, we completed our IPO. In connection with our IPO, we issued and sold 11,721,456 shares of our common stock, including 1,427,338 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $180.2 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of $19.1 million. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-267579), which was declared effective by the SEC on October 19, 2022 and a Registration Statement on Form S-1 MEF (File No. 333-267954) filed pursuant to Rule 462(b) of the Securities Act.
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

Prime Medicine, Inc.

Date: May 11, 2023	By:	/s/ Keith Gottesdiener
Keith Gottesdiener
President and Chief Executive Officer

Date: May 11, 2023	By:	/s/ Carman Alenson
Carman Alenson
Interim Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)