Form 10-Q
period 2023-06-30
Prime Medicine, Inc.
filed 2023-08-07
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number 001-41536

Prime Medicine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3097762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Erie Street, Cambridge, MA	02139
(Address of principal executive offices)	(Zip code)
(617) 564-0013
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 31, 2023, the registrant had 97,300,310 shares of common stock, par value $0.00001 per share, outstanding.

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
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to our other filings with the Securities and Exchange Commission (the “SEC”) completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of such statements, except as required by applicable law.
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Such information is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K that was filed with the SEC on March 9, 2023, and in other SEC filings.

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2023 and 2022	6
	Condensed Consolidated Statements of Redeemable Convertible and Preferred Convertible Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2023 and 2022	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosure	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	35

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$120,577	$187,620
Short-term investments	80,645	98,467
Short-term investment — related party	6,396	7,834
Prepaid expenses and other current assets	10,872	2,697
Total current assets	218,490	296,618
Property and equipment, net	20,558	19,009
Operating lease right-of-use assets	26,505	29,545
Restricted cash	13,496	13,496
Other assets	1,816	1,646
Total assets	$280,865	$360,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,490	$4,332
Accrued expenses and other current liabilities (1)	9,723	10,688
Operating lease liability	13,509	11,694
Total current liabilities	28,722	26,714
Operating lease liability, net of current	11,933	17,051
Non current deferred tax liability	108	279
Total liabilities	40,763	44,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 97,269,915 and 97,209,213 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	615,347	609,849
Accumulated other comprehensive loss	(268)	(384)
Accumulated deficit	(374,979)	(293,197)
Total stockholders’ equity	240,102	316,270
Total liabilities and stockholders’ equity	$280,865	$360,314
(1) Includes related party amount of $0.3 million as of June 30, 2023 and December 31, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development (1)	$34,599	$18,940	$65,479	$32,617
General and administrative	10,658	7,365	19,811	13,586
Total operating expenses	45,257	26,305	85,290	46,203
Loss from operations	(45,257)	(26,305)	(85,290)	(46,203)
Other income (expense):
Change in fair value of short-term investment — related party	263	(3,723)	(1,438)	(8,208)
Other income, net	2,640	238	4,775	249
Total other income (expense), net	2,903	(3,485)	3,337	(7,959)
Net loss before income taxes	(42,354)	(29,790)	(81,953)	(54,162)
(Provision for) benefit from income taxes	(31)	442	171	974
Net loss	$(42,385)	$(29,348)	$(81,782)	$(53,188)
Cumulative dividend on preferred stock	—	(6,293)	—	(12,517)
Net loss attributable to common stockholders	$(42,385)	$(35,641)	$(81,782)	$(65,705)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(1.76)	$(0.91)	$(3.31)
Weighted-average common shares outstanding, basic and diluted	90,467,298	20,227,343	89,769,970	19,871,750

Comprehensive loss:
Net loss	$(42,385)	$(29,348)	$(81,782)	$(53,188)
Change in unrealized loss on investments, net of tax	(63)	(118)	116	(123)
Comprehensive loss	$(42,448)	$(29,466)	$(81,666)	$(53,311)
(1) Includes related party amount of $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	97,209,213	$2	$609,849	$(384)	$(293,197)	$316,270
Issuance of common stock upon exercise of stock options	18,596	—	68	—	—	68
Stock-based compensation expense	—	—	1,681	—	—	1,681
Change in unrealized loss on investments, net of tax	—	—	—	179	—	179
Net loss	—	—	—	—	(39,397)	(39,397)
Balance as of March 31, 2023	97,227,809	2	611,598	(205)	(332,594)	278,801
Issuance of common stock upon exercise of stock options	42,106	—	166	—	—	166
Stock-based compensation expense	—	—	3,583	—	—	3,583
Change in unrealized loss on investments, net of tax	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(42,385)	(42,385)
Balance as of June 30, 2023	97,269,915	$2	$615,347	$(268)	$(374,979)	$240,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	115,761,842	$196,157	45,658,957	$199,643	32,413,860	$—	$15,162	$(27)	$(171,376)	$(156,241)
Reclassification of forward contract — related party	—	—	—	—	1,101,525	—	12,020	—	—	12,020
Stock-based compensation expense	—	—	—	—	—	—	1,123	—	—	1,123
Net loss	—	—	—	—	—	—	—	—	(23,840)	(23,840)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2022	115,761,842	196,157	45,658,957	199,643	33,515,385	—	28,305	(32)	(195,216)	(166,943)
Repurchase of unvested restricted common stock	—	—	—	—	(3,116)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,346	—	—	1,346
Net loss	—	—	—	—	—	—	—	—	(29,348)	(29,348)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(118)	—	(118)
Balance as of June 30, 2022	115,761,842	$196,157	45,658,957	$199,643	33,512,269	$—	$29,651	$(150)	$(224,564)	$(195,063)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(81,782)	$(53,188)
Adjustments to reconcile net loss to net cash used in operating activities
Non cash lease expense	6,304	4,222
Stock-based compensation expense	5,264	2,468
Depreciation expense	2,170	723
Change in fair value of short-term investment — related party	1,438	8,208
Amortization of premiums and discount on short-term investments	(1,403)	249
Deferred income taxes	(171)	(974)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,299)	(43)
Accounts payable	1,104	2,428
Accrued expenses and other current liabilities	(3,438)	(30,851)
Lease liabilities	(6,569)	(4,258)
Net cash used in operating activities	(82,382)	(71,016)
Cash flows provided by (used in) investing activities:
Maturities of investments	65,000	62,000
Purchases of investments	(45,659)	(74,744)
Purchases of property and equipment	(3,975)	(6,490)
Payments of security deposits	(170)	(664)
Net cash provided by (used in) investing activities	15,196	(19,898)
Cash flows provided by (used in) financing activities:
Payments of deferred offering costs	—	(1,896)
Net proceeds from stock option exercises	143	—
Net cash provided by (used in) financing activities	143	(1,896)

Net change in cash, cash equivalents, and restricted cash	(67,043)	(92,810)
Cash, cash equivalents, and restricted cash at beginning of period	201,116	198,545
Cash, cash equivalents, and restricted cash at end of period	$134,073	$105,735

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$134,073	$105,735
Less: restricted cash	13,496	13,496
Total cash, and cash equivalents	$120,577	$92,239
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,265	$28,573
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$712	$2,583
Settlement of forward contract — related party	$—	$12,020
Deferred offering costs included in accounts payable and accrued expenses	$—	$244
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
Since its inception, the Company has incurred substantial losses and as of June 30, 2023, the Company had an accumulated deficit of $375.0 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and investments as of June 30, 2023 of $207.6 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023.
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
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of June 30, 2023:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$18,776	$—	$18,776
U.S. Treasury bills and government securities	—	100,886	—	100,886
Short-term investments:
U.S. Treasury bills and government securities	—	80,645	—	80,645
Related party short-term investment:
Beam equity securities	6,396	—	—	6,396
Total cash equivalents and investments	$6,396	$200,307	$—	$206,703

	As of December 31, 2022:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$120,511	$—	$120,511
Short-term investment:
U.S. Treasury securities	—	$98,467	—	98,467
Related party short-term investment:
Beam equity securities	7,834	—	—	7,834
Total cash equivalents and short-term investments	$7,834	$218,978	$—	$226,812
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

Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of June 30, 2023:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury bills and government securities	$80,920	$—	$(275)	$80,645
Total short-term investments in debt securities	$80,920	$—	$(275)	$80,645

	As of December 31, 2022:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury bills and government securities	$98,851	$—	$(384)	$98,467
Total short-term investments in debt securities	$98,851	$—	$(384)	$98,467
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Due within one year	$80,645	$98,467
Marketable securities in unrealized loss positions consisted of the following:

	As of June 30, 2023:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury bills and government securities	26	$80,645	$(275)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of June 30, 2023 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Property and equipment:
Laboratory equipment	$22,323	$19,422
Leasehold improvement	578	564
Furniture and Fixture	278	235
Computer hardware and software	11	11
Construction in progress	2,369	1,608
Total property and equipment	25,559	21,840
Less: Accumulated depreciation	(5,001)	(2,831)
Total property and equipment, net	$20,558	$19,009

Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation Expense	$1,118	$430	$2,170	$723
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued expenses and other current liabilities
Accrued employee compensation and benefits	$4,460	$6,529
Accrued professional fees	3,514	2,162
Lab-related supplies and services	693	1,219
Accrued license fee–related party	250	329
Other	806	449
Total accrued expenses and other current liabilities	$9,723	$10,688
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2023, the annual increase resulted in an additional 4,860,461 shares authorized being added to the 2022 Plan. As of June 30, 2023, the Company had 16,788,508 shares reserved under the 2022 Plan and the 2019 Plan, and 9,172,130 shares available for issuance under the 2022 Plan.

2022 Employee Stock Purchase Plan
On February 9, 2022, the Company’s Board of Directors adopted, and on October 10, 2022 its stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective immediately preceding the date on which the registration statement for the Company’s IPO was declared effective by the SEC.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. On January 1, 2023, the annual increase resulted in an additional 971,350 shares authorized being added to the 2022 Plan. As of June 30, 2023, the Company had 1,942,700 shares available for issuance under the 2022 Plan.
No shares of the Company’s common stock were issued during the six months ended June 30, 2023 related to the 2022 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2022	3,954,265	$6.43
Granted	3,504,319	12.76
Exercised	(60,702)	3.87
Cancelled or forfeited	(193,234)	8.36
Outstanding at June 30, 2023	7,204,648	$9.48
Options vested and exercisable at June 30, 2023	1,528,964	$5.64
Options vested and expected to vest at June 30, 2023	7,204,648	$9.48
As of June 30, 2023, there was $44.3 million of total unrecognized compensation cost related to time-based unvested stock options the Company expects to recognize such amount over a remaining weighted-average period of 3.0 years.

Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	411,730	$6.65
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at June 30, 2023	411,730	$6.65
Vested and exercisable at June 30, 2023	121,160	$5.11
As of June 30, 2023, there was $2.3 million of total unrecognized compensation cost related to performance-based stock options.
Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The vesting of these restricted stock awards are time-based or performance-based.
Time-Based Restricted Common Stocks
The following table summarizes the Company’s time-based restricted common stock activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	5,015,034	$0.10
Issued	—	—
Vested	(2,706,997)	0.08
Repurchased	—	—
Outstanding at June 30, 2023	2,308,037	$0.12
As of June 30, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested time-based restricted common stock which the Company expects to recognize over a weighted-average period of 0.8 years.

Performance-Based Restricted Common Stock
The following table summarizes the Company’s performance-based restricted common stock activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	3,832,769	$0.07
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at June 30, 2023	3,832,769	$0.07
As of June 30, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested performance-based restricted common stock.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense:
Research and development	$2,164	$889	$3,334	$1,647
General and administrative	1,419	456	1,930	821
Total stock-based compensation expense	$3,583	$1,345	$5,264	$2,468
7.Leases
In April 2023, the Company entered into an amendment to its operating lease (the “Amended Lease”) for additional office and laboratory space at 21 Erie Street, Cambridge, Massachusetts. The Amended Lease is subject to fixed-rate rent escalations. The 23-month lease term of the Amended Lease, over which the Company is obligated to pay approximately $3.7 million, commenced in April 2023. Upon the commencement of the Amended Lease, the Company recorded a lease liability and a right-of-use asset of $3.3 million.
The Company’s building leases consist of office and laboratory space under non-cancelable operating leases. Future annual lease payments under non-cancelable operating leases as of June 30, 2023 were as follows:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2023	$6,465
2024	14,960
2025	3,915
2026	1,683
2027	567
Total undiscounted lease payments	27,590
Less: imputed interest	(2,148)
Total operating lease liability	$25,442

The Company is party to a lease for office and laboratory space at 60 First Street, Cambridge, Massachusetts, with the rent commencement date expected to occur in the first quarter of 2024, subject to any credits pursuant to the terms of the lease. Also subject to any credits pursuant to the terms of the lease, the Company expects to pay up to approximately $208.7 million over the ten-year lease term. As of June 30, 2023, the lease has not commenced in accordance with ASC 842, Leases; accordingly, the operating lease liabilities and operating lease right-of-use assets on the condensed consolidated balance sheet through June 30, 2023, and the table above, exclude any amounts related to this lease.
8.License and Collaboration Agreements
The Company’s significant license agreements are disclosed in Note 11, License and Collaboration Agreements, in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 9, 2023. Since the date of those financial statements, there have been no changes to its license agreements except as otherwise described herein.
9.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(42,385)	$(29,348)	$(81,782)	$(53,188)
Cumulative dividend on preferred stock	—	(6,293)	—	(12,517)
Net loss attributable to common stockholders	$(42,385)	$(35,641)	$(81,782)	$(65,705)
Denominator:
Weighted-average common shares outstanding, basic and diluted	90,467,298	20,227,343	89,769,970	19,871,750
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(1.76)	$(0.91)	$(3.31)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Anti-dilutive common stock equivalents:
Stock Options to purchase common stock	7,325,808	3,593,533
Unvested restricted common stock	6,140,806	11,995,985
Convertible preferred stock (as converted to common stock)	—	51,923,764
Total anti-dilutive common stock equivalents:	13,466,614	67,513,282

10.Related Party Transactions
Founder Consulting Services
For both the three months ended June 30, 2023 and 2022, the Company made payments of $37,500 in each period, and for the six months ended June 30, 2023 and 2022, the Company made payments of $75,000 in each period to one of the co-founder stockholders for scientific consulting and other expenses. As of June 30, 2023 and December 31, 2022, there were no amounts included within accounts payable.
Myeloid Therapeutics
In December 2021, the Company and Myeloid Therapeutics, Inc. (“Myeloid”) entered into the Myeloid Collaboration Agreement and Myeloid Subscription Agreement. The Company and Myeloid have one common board member, who is also an affiliate of Newpath, one of the Company’s holders of its common stock. The Company provided notice to Myeloid of its intent to terminate the Myeloid Collaboration Agreement during the second quarter of 2023. As of June 30, 2023 and December 31, 2022, there was $0.3 million related to license fees included within accrued expenses and other current liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 9, 2023. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
•Differentiation target indications: Aimed to create therapeutics to address the underlying cause of severe genetic diseases with therapeutics that we believe could not have been created before, especially using other gene-editing approaches. These include repeat expansion diseases and conditions where expansion of pathological DNA repeats results in serious disease.
•“Blue sky” indications: Intended to push new and innovative technological developments in Prime Editing and extend its application beyond rare genetic diseases and towards our goal of more broadly addressing human disease. These programs remain in the early stages of conception and will become an increasing focus over the next few years.
•“March up the chromosome” approaches: Represents opportunities to deliver upon our overarching vision to ultimately treat all patients with a disease and correct the full set of mutations in a particular gene. This category may overlap with other strategic indication categories, where most of our disclosed indications could accommodate expansion opportunities to address additional mutations in that disease.
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

Components of Our Results of Operations
Operating Expenses
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development and research of our immediate target indications and our differentiation target indications. These expenses include:
•the cost allocated to acquire in-process research and development (“IPR&D”), with no alternative future use associated with asset acquisitions or transactions to license intellectual property, such as our Broad License Agreement;
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

Other Income (Expense)
Other income (expense), net primarily consists of the change in the fair value of our short-term investment in Beam Therapeutics Inc. (“Beam”), a related party, in connection with the Beam Collaboration Agreement, which is discussed in greater detail in Note 11, License and Collaboration Agreements, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	Change
Operating expenses:
Research and development	$34,599	$18,940	$15,659
General and administrative	10,658	7,365	3,293
Total operating expenses	45,257	26,305	18,952
Loss from operations	(45,257)	(26,305)	(18,952)
Other income (expense):
Change in fair value of short-term investment — related party	263	(3,723)	3,986
Other income, net	2,640	238	2,402
Total other income (expense), net	2,903	(3,485)	6,388
Net loss before income taxes	(42,354)	(29,790)	(12,564)
(Provision for) benefit from income taxes	(31)	442	(473)
Net loss	$(42,385)	$(29,348)	$(13,037)
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Research and development expenses:
Lab supplies	$13,048	$5,940	$7,108
Personnel expenses	12,596	7,481	5,115
Facility related and other	6,021	3,836	2,185
License, intellectual property fees, and other	1,500	1,255	245
Professional and consultant fees	1,434	428	1,006
Total research and development expenses	$34,599	$18,940	$15,659
The $15.7 million increase in research and development expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily driven by:
•$7.1 million increase in lab supplies expense due to continued discovery efforts and expansion of our research and development activities, including ongoing IND-enabling activities, and increased personnel in our R&D function;

•$5.1 million increase in personnel expense, including an increase in stock-based compensation expense of $1.3 million, and $1.0 million increase in professional and consultant fees, both driven by our increased headcount as we continue to build out our research and development function; and
•$2.2 million increase in facility-related expense primarily due to the expansion and build out of our office and laboratory space.
General and Administrative Expenses

	Three Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	Change
General and administrative expenses:
Professional and consultant fees	$4,241	$2,783	$1,458
Personnel expenses	4,144	3,020	1,124
Facility related and other	2,272	1,562	710
Total general and administrative expenses	$10,657	$7,365	$3,292
The $3.3 million increase in general and administrative expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is primarily driven by $1.5 million increase in professional and consultant fees and $1.1 million increase in personnel expenses, both driven by growth in personnel as we operate as a public company and to support our growing research and development function.
Other Income (Expense)

	Three Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	Change
Other income (expense):
Change in fair value of short-term investment — related party	$263	$(3,723)	$3,986
Other income, net	2,640	238	2,402
Total other income (expense), net	$2,903	$(3,485)	$6,388
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Other Income, Net
Other income, net for the three months ended June 30, 2023 primarily consists of interest income from the Company’s short-term investments.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	Change
Operating expenses:
Research and development	$65,479	$32,617	$32,862
General and administrative	19,811	13,586	6,225
Total operating expenses	85,290	46,203	39,087
Loss from operations	(85,290)	(46,203)	(39,087)
Other income (expense):
Change in fair value of short-term investment — related party	(1,438)	(8,208)	6,770
Other income, net	4,775	249	4,526
Total other income (expense), net	3,337	(7,959)	11,296
Net loss before income taxes	(81,953)	(54,162)	(27,791)
(Provision for) benefit from income taxes	171	974	(803)
Net loss	$(81,782)	$(53,188)	$(28,594)
Operating Expenses
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Research and development expenses:
Lab supplies	$23,912	$9,932	$13,980
Personnel expenses	23,790	13,034	10,756
Facility related and other	11,325	6,301	5,024
License, intellectual property fees, and other	3,375	2,630	745
Professional and consultant fees	3,077	720	2,357
Total research and development expenses	$65,479	$32,617	$32,862
The $32.9 million increase in research and development expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily driven by:
•$14.0 million increase in lab supplies expense due to continued discovery efforts and expansion of our research and development activities, including ongoing IND-enabling activities, and increased personnel in our R&D function;
•$10.8 million increase in personnel expense, including an increase in stock-based compensation expense of $1.7 million, and $2.4 million increase in professional and consultant fees, both driven by our increased headcount as we continue to build out our research and development function; and
•$5.0 million increase in facility-related expense primarily due to the expansion and build out of our office and laboratory space.

General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
General and administrative expenses:
Professional and consultant fees	$8,210	$5,701	$2,509
Personnel expenses	7,209	5,456	1,753
Facility related and other	4,391	2,429	1,962
Total general and administrative expenses	$19,810	$13,586	$6,224
The $6.2 million increase in general and administrative expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily driven by:
•$2.5 million increase in professional and consultant fees and $1.8 million increase in personnel expenses, which includes an increase in stock-based compensation expense of $1.1 million, both driven by growth in personnel as we operate as a public company and to support our growing research and development function; and
•$2.0 million increase in facility related expenses primarily due to the expansion and build out of our office space.
Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Other income (expense):
Change in fair value of short-term investment — related party	$(1,438)	$(8,208)	$6,770
Other income, net	4,775	249	4,526
Total other income (expense), net	$3,337	$(7,959)	$11,296
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Other Income, Net
Other income, net for the six months ended June 30, 2023 primarily consists of interest income from the Company’s short-term investments.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our initial public offering. As of June 30, 2023, we had cash, cash equivalents, and investments of $207.6 million, excluding our restricted cash, or $221.1 million, including restricted cash.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(82,382)	$(71,016)
Net cash provided by (used in) investing activities	15,196	(19,898)
Net cash provided by (used in) financing activities	143	(1,896)
Net change in cash, cash equivalents, and restricted cash	$(67,043)	$(92,810)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2023 was driven primarily by the following uses of cash:
•$81.8 million net loss;
•$6.6 million change in lease liabilities;
•$5.3 million change in prepaid and other current assets; and
•$3.4 million change in accrued expenses and other current liabilities.
These were offset by:
•$13.6 million of non-cash amounts included in net loss, which primarily consisted of non-cash lease expense, stock-based compensation expense, change in fair value of short-term investment — related party, and depreciation and amortization expense; and
•$1.1 million change in accounts payable.
Net cash used in operating activities for the six months ended June 30, 2022 was driven primarily by the following uses of cash:
•$53.2 million net loss;
•$30.9 million change in accrued expenses and other current liabilities; and
•$4.3 million change in lease liabilities.
These were offset by:
•$14.9 million of non-cash amounts included in net loss, which primarily consisted of change in fair value of short-term investment — related party, non-cash lease expense, and stock-based compensation expense; and
•$2.4 million change in accounts payable.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was driven primarily by the following uses of cash:
•$19.3 million of maturities of marketable securities, net of purchases; offset by
•$4.0 million of purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2022 was driven primarily by the following:
•$12.7 million of purchases of marketable securities, net of maturities; and
•$6.5 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was driven by payment of deferred financing costs related to our IPO.
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.
We believe our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
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
During the six months ended June 30, 2023, except for the minimum rental commitments disclosed in Note 7, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities recorded revenues and expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.
During the six months ended June 30, 2023, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2023, we held cash, cash equivalents, investments, and restricted cash of $221.1 million, which consisted of cash, money market funds, equity securities, and U.S. Treasuries. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and U.S. Treasuries are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and U.S. Treasuries and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or U.S. Treasuries.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q. There have been no material changes from the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2023 that were not registered under the Securities Act.
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

3.2	Amended and Restated Bylaws of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2022).

10.1*	Lease Agreement, dated as of November 22, 2021, between NW Cambridge Property Owner, LLC and the Registrant

10.2*	Sixth Amendment to License Agreement, dated April 5, 2022, between Prime Medicine, Inc. and MIL 21E, LLC

10.3*	Ninth Amendment to License Agreement, dated March 17, 2023, between Prime Medicine, Inc. and MIL 21E, LLC

10.4*	Tenth Amendment to License Agreement, dated April 14, 2023, between Prime Medicine, Inc. and MIL 21E, LLC

10.5*	Eleventh Amendment to License Agreement, dated May 4, 2023, between Prime Medicine, Inc. and MIL 21E, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Prime Medicine, Inc.

Date: August 07, 2023	By:	/s/ Keith Gottesdiener
Keith Gottesdiener
President and Chief Executive Officer (Principal Executive Officer)

Date: August 07, 2023	By:	/s/ Carman Alenson
Carman Alenson
Interim Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)