Form 10-Q
period 2023-09-30
Prime Medicine, Inc.
filed 2023-11-03
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 31, 2023, the registrant had 97,324,301 shares of common stock, par value $0.00001 per share, outstanding.

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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Redeemable Convertible and Preferred Convertible Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	9
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosure	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35
From time to time, we may use our website to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.primemedicine.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website is not incorporated into, and does not form a part of, this Quarterly Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$43,959	$187,620
Short-term investments	116,541	98,467
Short-term investment — related party	4,817	7,834
Prepaid expenses and other current assets	19,214	2,697
Total current assets	184,531	296,618
Property and equipment, net	22,032	19,009
Operating lease right-of-use assets	17,270	29,545
Restricted cash	13,496	13,496
Other assets	1,816	1,646
Total assets	$239,145	$360,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (1)	$14,124	$4,332
Accrued expenses and other current liabilities (2)	14,023	10,688
Operating lease liability	11,219	11,694
Total current liabilities	39,366	26,714
Operating lease liability, net of current	5,822	17,051
Non current deferred tax liability	—	279
Total liabilities	45,188	44,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 97,324,301 and 97,209,213 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	619,791	609,849
Accumulated other comprehensive loss	(149)	(384)
Accumulated deficit	(425,687)	(293,197)
Total stockholders’ equity	193,957	316,270
Total liabilities and stockholders’ equity	$239,145	$360,314
(1) Includes related party amount of $0.1 million as of September 30, 2023.
(2) Includes related party amount of $0.3 million as of December 31, 2022.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development (1)	$40,967	$25,047	$106,446	$57,664
General and administrative	10,492	6,608	30,303	20,194
Total operating expenses	51,459	31,655	136,749	77,858
Loss from operations	(51,459)	(31,655)	(136,749)	(77,858)
Other income (expense):
Change in fair value of short-term investment — related party	(1,579)	1,789	(3,017)	(6,419)
Other income, net	2,222	728	6,997	977
Total other income (expense), net	643	2,517	3,980	(5,442)
Net loss before income taxes	(50,816)	(29,138)	(132,769)	(83,300)
(Provision for) benefit from income taxes	108	(212)	279	762
Net loss	$(50,708)	$(29,350)	$(132,490)	$(82,538)
Cumulative dividend on preferred stock	—	(6,362)	—	(18,879)
Net loss attributable to common stockholders	$(50,708)	$(35,712)	$(132,490)	$(101,417)
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(1.61)	$(1.46)	$(4.91)
Weighted-average common shares outstanding, basic and diluted	91,846,835	22,226,301	90,469,866	20,665,225

Comprehensive loss:
Net loss	$(50,708)	$(29,350)	$(132,490)	$(82,538)
Change in unrealized loss on investments, net of tax	119	(304)	235	(427)
Comprehensive loss	$(50,589)	$(29,654)	$(132,255)	$(82,965)
(1) Includes related party amount of $0.1 million and $0.8 million for the three and nine months ended September 30, 2023, respectively.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	97,209,213	$2	$609,849	$(384)	$(293,197)	$316,270
Issuance of common stock upon exercise of stock options	18,596	—	68	—	—	68
Stock-based compensation expense	—	—	1,681	—	—	1,681
Change in unrealized loss on investments, net of tax	—	—	—	179	—	179
Net loss	—	—	—	—	(39,397)	(39,397)
Balance as of March 31, 2023	97,227,809	2	611,598	(205)	(332,594)	278,801
Issuance of common stock upon exercise of stock options	42,106	—	166	—	—	166
Stock-based compensation expense	—	—	3,583	—	—	3,583
Change in unrealized loss on investments, net of tax	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(42,385)	(42,385)
Balance as of June 30, 2023	97,269,915	2	615,347	(268)	(374,979)	240,102
Issuance of common stock upon exercise of stock options	54,386	—	227	—	—	227
Stock-based compensation expense	—	—	4,217	—	—	4,217
Change in unrealized loss on investments, net of tax	—	—	—	119	—	119
Net loss	—	—	—	—	(50,708)	(50,708)
Balance as of September 30, 2023	97,324,301	$2	$619,791	$(149)	$(425,687)	$193,957
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE AND CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	115,761,842	$196,157	45,658,957	$199,643	32,413,860	$—	$15,162	$(27)	$(171,376)	$(156,241)
Reclassification of forward contract — related party	—	—	—	—	1,101,525	—	12,020	—	—	12,020
Stock-based compensation expense	—	—	—	—	—	—	1,123	—	—	1,123
Net loss	—	—	—	—	—	—	—	—	(23,840)	(23,840)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2022	115,761,842	196,157	45,658,957	199,643	33,515,385	—	28,305	(32)	(195,216)	(166,943)
Repurchase of unvested restricted common stock	—	—	—	—	(3,116)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,346	—	—	1,346
Net loss	—	—	—	—	—	—	—	—	(29,348)	(29,348)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(118)	—	(118)
Balance as of June 30, 2022	115,761,842	196,157	45,658,957	199,643	33,512,269	—	29,651	(150)	(224,564)	(195,063)
Issuance of common stock upon exercise of stock options	—	—	—	—	55,687	—	204	—	—	204
Repurchase of unvested restricted common stock	—	—	—	—	(8,044)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,417	—	—	1,417
Net loss	—	—	—	—	—	—	—	—	(29,350)	(29,350)
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—	—	(304)	—	(304)
Balance as of September 30, 2022	115,761,842	$196,157	45,658,957	$199,643	33,559,912	$—	$31,272	$(454)	$(253,914)	$(223,096)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows used in operating activities:
Net loss	$(132,490)	$(82,538)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,481	3,885
Non cash lease expense	9,440	6,992
Depreciation expense	3,406	1,354
Change in fair value of short-term investment — related party	3,017	6,419
Amortization of premiums and discount on short-term investments	(2,320)	100
Deferred income taxes	(279)	(762)
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,040)	(1,080)
Accounts payable	6,861	2,027
Accrued expenses and other current liabilities	(755)	(29,961)
Lease liabilities	(8,869)	(7,558)
Net cash used in operating activities	(121,548)	(101,114)
Cash flows used in investing activities:
Maturities of investments	85,021	68,000
Purchases of investments	(100,541)	(89,464)
Purchases of property and equipment	(6,884)	(11,281)
Payments of security deposits	(170)	(664)
Net cash used in investing activities	(22,574)	(33,409)
Cash flows provided by (used in) financing activities:
Net proceeds from stock option exercises	461	63
Payments of deferred offering costs	—	(2,642)
Net cash provided by (used in) financing activities	461	(2,579)

Net change in cash, cash equivalents, and restricted cash	(143,661)	(137,102)
Cash, cash equivalents, and restricted cash at beginning of period	201,116	198,545
Cash, cash equivalents, and restricted cash at end of period	$57,455	$61,443

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$57,455	$61,443
Less: restricted cash	13,496	13,496
Total cash, and cash equivalents	$43,959	$47,947
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,265	$28,590
Decrease in right-of-use assets due to lease termination	$6,100	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$513	$870
Settlement of forward contract — related party	$—	$12,020
Deferred offering costs included in accounts payable and accrued expenses	$—	$239
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
Since its inception, the Company has incurred substantial losses and, as of September 30, 2023, the Company had an accumulated deficit of $425.7 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and investments as of September 30, 2023 of $165.3 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2022 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2023.
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
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of September 30, 2023:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$20,204	$—	$20,204
U.S. Treasury and government securities	—	15,980	—	15,980
Short-term investments:
U.S. Treasury and government securities	—	116,541	—	116,541
Related party short-term investment:
Beam equity securities	4,817	—	—	4,817
Total cash equivalents and investments	$4,817	$152,725	$—	$157,542

	As of December 31, 2022:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$120,511	$—	$120,511
Short-term investment:
U.S. Treasury securities	—	98,467	—	98,467
Related party short-term investment:
Beam equity securities	7,834	—	—	7,834
Total cash equivalents and short-term investments	$7,834	$218,978	$—	$226,812
The Company classifies its U.S. Treasury securities as short-term based on each instrument’s underlying contractual maturity date. The fair value of the Company’s U.S. Treasury securities and money market funds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and U.S. Treasury securities.

Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of September 30, 2023:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$116,692	$—	$(151)	$116,541
Total short-term investments in debt securities	$116,692	$—	$(151)	$116,541

	As of December 31, 2022:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$98,851	$—	$(384)	$98,467
Total short-term investments in debt securities	$98,851	$—	$(384)	$98,467
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Due within one year	$116,541	$98,467
Marketable securities in unrealized loss positions consisted of the following:

	As of September 30, 2023:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	46	$111,506	$(151)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of September 30, 2023 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Property and equipment:
Laboratory equipment	$23,663	$19,422
Leasehold improvement	579	564
Furniture and Fixture	278	235
Computer hardware and software	11	11
Construction in progress	3,738	1,608
Total property and equipment	28,269	21,840
Less: Accumulated depreciation	(6,237)	(2,831)
Total property and equipment, net	$22,032	$19,009

Depreciation expense related to property and equipment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation Expense	$1,236	$631	$3,406	$1,354
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities
Accrued employee compensation and benefits	$5,634	$6,529
Accrued professional fees	4,963	2,162
Lab-related supplies and services	2,579	1,219
Accrued license fee–related party	—	329
Other	847	449
Total accrued expenses and other current liabilities	$14,023	$10,688
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2023, the annual increase resulted in an additional 4,860,461 shares authorized being added to the 2022 Plan. As of September 30, 2023, the Company had 16,734,122 shares reserved under the 2022 Plan and the 2019 Plan, and 8,808,586 shares available for issuance under the 2022 Plan.

2022 Employee Stock Purchase Plan
On February 9, 2022, the Company’s Board of Directors adopted, and on October 10, 2022 its stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective immediately preceding the date on which the registration statement for the Company’s IPO was declared effective by the SEC.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. On January 1, 2023, the annual increase resulted in an additional 971,350 shares authorized being added to the 2022 Plan. As of September 30, 2023, the Company had 1,942,700 shares available for issuance under the 2022 Plan.
No shares of the Company’s common stock were issued during the nine months ended September 30, 2023 related to the 2022 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2022	3,954,265	$6.43
Granted	3,950,794	12.87
Exercised	(115,088)	4.02
Cancelled or forfeited	(276,165)	8.82
Outstanding at September 30, 2023	7,513,806	$9.77
Options vested and exercisable at September 30, 2023	1,926,941	$6.49
Options vested and expected to vest at September 30, 2023	7,513,806	$9.77
As of September 30, 2023, there was $44.0 million of total unrecognized compensation cost related to time-based unvested stock options the Company expects to recognize such amount over a remaining weighted-average period of 2.9 years.

Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	411,730	$6.65
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at September 30, 2023	411,730	$6.65
Vested and exercisable at September 30, 2023	121,160	$5.11
As of September 30, 2023, there was $2.3 million of total unrecognized compensation cost related to performance-based stock options.
Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The vesting of these restricted stock awards are time-based or performance-based.
Time-Based Restricted Common Stock
The following table summarizes the Company’s time-based restricted common stock activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	5,015,034	$0.10
Issued	—	—
Vested	(3,753,034)	0.08
Repurchased	—	—
Outstanding at September 30, 2023	1,262,000	$0.16
As of September 30, 2023, there was $0.2 million of total unrecognized compensation cost related to unvested time-based restricted common stock which the Company expects to recognize over a weighted-average period of 0.9 years.

Performance-Based Restricted Common Stock
The following table summarizes the Company’s performance-based restricted common stock activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	3,832,769	$0.07
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at September 30, 2023	3,832,769	$0.07
As of September 30, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested performance-based restricted common stock.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based compensation expense:
Research and development	$2,224	$950	$5,558	$2,597
General and administrative	1,993	467	3,923	1,288
Total stock-based compensation expense	$4,217	$1,417	$9,481	$3,885
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

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2023:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2023	$3,649
2024	9,669
2025	2,656
2026	1,683
2027	567
Total undiscounted lease payments	18,224
Less: imputed interest	(1,183)
Total operating lease liability	$17,041
The Company is party to a lease for office and laboratory space at 60 First Street, Cambridge, Massachusetts, with the rent commencement date expected to occur in the first quarter of 2024, subject to any credits pursuant to the terms of the lease. Also subject to any credits pursuant to the terms of the lease, the Company expects to pay up to approximately $208.7 million over the ten-year lease term. As of September 30, 2023, the lease has not commenced in accordance with ASC 842, Leases; accordingly, the operating lease liabilities and operating lease right-of-use assets on the condensed consolidated balance sheet through September 30, 2023, and the table above excludes any amounts related to this lease.
As of September 30, 2023, the Company determined that it is reasonably certain to exercise its option to terminate one of its leases. This option allows the Company to terminate its lease by providing an advanced notice to the lessor. This determination and the subsequent reassessment of the lease resulted in a $6.1 million deduction of the Company’s operating lease liability and its operating lease right-of-use asset on the condensed consolidated balance sheet as of September 30, 2023. Further, the above table includes the reduction in lease payments resulting from the reasonably certain lease termination.
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

9.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(50,708)	$(29,350)	$(132,490)	$(82,538)
Cumulative dividend on preferred stock	—	(6,362)	—	(18,879)
Net loss attributable to common stockholders	$(50,708)	$(35,712)	$(132,490)	$(101,417)
Denominator:
Weighted-average common shares outstanding, basic and diluted	91,846,835	22,226,301	90,469,866	20,665,225
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(1.61)	$(1.46)	$(4.91)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Anti-dilutive common stock equivalents:
Options to purchase common stock	7,634,966	3,971,557
Unvested restricted common stock	5,094,769	10,597,726
Convertible preferred stock (as converted to common stock)	—	51,923,758
Total anti-dilutive common stock equivalents:	12,729,735	66,493,041
10.Related Party Transactions
Founder Consulting Services
For both the three months ended September 30, 2023 and 2022, the Company made payments of $37,500 in each period, and for the nine months ended September 30, 2023 and 2022, the Company made payments of $112,500 in each period to one of the co-founder stockholders for scientific consulting and other expenses. As of September 30, 2023, $12,500 was included within accounts payable, and, as of December 31, 2022, there were no amounts included within accounts payable.
Myeloid Therapeutics
In December 2021, the Company and Myeloid Therapeutics, Inc. (“Myeloid”) entered into the Myeloid Collaboration Agreement and Myeloid Subscription Agreement. The Company and Myeloid have one common board member, who is also an affiliate of Newpath, one of the Company’s holders of its common stock. The Company provided notice to Myeloid of its intent to terminate the Myeloid Collaboration Agreement during the second quarter of 2023, which termination is now effective. As of September 30, 2023, there was $0.1 million in accounts payable, and, as of December 31, 2022, there was $0.3 million included within accrued expenses and other current liabilities related to license fees.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	Change
Operating expenses:
Research and development	$40,967	$25,047	$15,920
General and administrative	10,492	6,608	3,884
Total operating expenses	51,459	31,655	19,804
Loss from operations	(51,459)	(31,655)	(19,804)
Other income (expense):
Change in fair value of short-term investment — related party	(1,579)	1,789	(3,368)
Other income, net	2,222	728	1,494
Total other income (expense), net	643	2,517	(1,874)
Net loss before income taxes	(50,816)	(29,138)	(21,678)
(Provision for) benefit from income taxes	108	(212)	320
Net loss	$(50,708)	$(29,350)	$(21,358)
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Research and development expenses:
Lab supplies	$18,183	$9,390	$8,793
Personnel expenses	13,246	8,348	4,898
Facility related and other	6,160	4,821	1,339
Professional and consultant fees	1,868	543	1,325
License, intellectual property fees, and other	1,510	1,945	(435)
Total research and development expenses	$40,967	$25,047	$15,920
The $15.9 million increase in research and development expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily driven by:
•$8.8 million increase in lab supplies expense due to continued discovery efforts and expansion of our research and development activities, including ongoing IND-enabling activities, and increased personnel in our R&D function;

•$4.9 million increase in personnel expense, including an increase in stock-based compensation expense of $1.3 million, and $1.3 million increase in professional and consultant fees, both driven by our increased headcount as we continue to build out our research and development function; and
•$1.3 million increase in facility-related expense primarily due to the expansion and build out of our office and laboratory space.
General and Administrative Expenses

	Three Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	Change
General and administrative expenses:
Personnel expenses	$4,908	$3,255	$1,653
Professional and consultant fees	3,659	2,518	1,141
Facility related and other	1,925	835	1,090
Total general and administrative expenses	$10,492	$6,608	$3,884
The $3.9 million increase in general and administrative expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily driven by:
•$1.7 million increase in personnel expenses and $1.1 million increase in professional and consultant fees, both driven by growth in personnel as we operate as a public company and to support our growing research and development function; and
•$1.1 million increase in facility related expenses primarily due to the expansion and build out of our office space.
Other Income (Expense)

	Three Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	Change
Other income (expense):
Change in fair value of short-term investment — related party	$(1,579)	$1,789	$(3,368)
Other income, net	2,222	728	1,494
Total other income (expense), net	$643	$2,517	$(1,874)
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Other Income, Net
Other income, net for the three months ended September 30, 2023 primarily consists of interest income from the Company’s short-term investments.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	Change
Operating expenses:
Research and development	$106,446	$57,664	$48,782
General and administrative	30,303	20,194	10,109
Total operating expenses	136,749	77,858	58,891
Loss from operations	(136,749)	(77,858)	(58,891)
Other income (expense):
Change in fair value of short-term investment — related party	(3,017)	(6,419)	3,402
Other income, net	6,997	977	6,020
Total other income (expense), net	3,980	(5,442)	9,422
Net loss before income taxes	(132,769)	(83,300)	(49,469)
(Provision for) benefit from income taxes	279	762	(483)
Net loss	$(132,490)	$(82,538)	$(49,952)
Operating Expenses
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Research and development expenses:
Lab supplies	$42,095	$19,321	$22,774
Personnel expenses	37,036	21,383	15,653
Facility related and other	17,485	11,122	6,363
Professional and consultant fees	4,945	1,263	3,682
License, intellectual property fees, and other	4,885	4,575	310
Total research and development expenses	$106,446	$57,664	$48,782
The $48.8 million increase in research and development expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily driven by:
•$22.8 million increase in lab supplies expense due to continued discovery efforts and expansion of our research and development activities, including ongoing IND-enabling activities, and increased personnel in our R&D function;
•$15.7 million increase in personnel expense, including an increase in stock-based compensation expense of $3.0 million, and $3.7 million increase in professional and consultant fees, both driven by our increased headcount as we continue to build out our research and development function; and
•$6.4 million increase in facility-related expense primarily due to the expansion and build out of our office and laboratory space.

General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
General and administrative expenses:
Professional and consultant fees	$11,869	$8,219	$3,650
Personnel expenses	12,117	8,711	3,406
Facility related and other	6,317	3,264	3,053
Total general and administrative expenses	$30,303	$20,194	$10,109
The $10.1 million increase in general and administrative expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily driven by:
•$3.7 million increase in professional and consultant fees and $3.4 million increase in personnel expenses, which includes an increase in stock-based compensation expense of $2.6 million, both driven by growth in personnel as we operate as a public company and to support our growing research and development function; and
•$3.1 million increase in facility related expenses primarily due to the expansion and build out of our office space.
Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Other income (expense):
Change in fair value of short-term investment — related party	$(3,017)	$(6,419)	$3,402
Other income, net	6,997	977	6,020
Total other income (expense), net	$3,980	$(5,442)	$9,422
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Other Income, Net
Other income, net for the nine months ended September 30, 2023 primarily consists of interest income from the Company’s short-term investments.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our initial public offering. As of September 30, 2023, we had cash, cash equivalents, and investments of $165.3 million, excluding our restricted cash, or $178.8 million, including restricted cash.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(121,548)	$(101,114)
Net cash used in investing activities	(22,574)	(33,409)
Net cash provided by (used in) financing activities	461	(2,579)
Net change in cash, cash equivalents, and restricted cash	$(143,661)	$(137,102)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was driven primarily by the following uses of cash:
•$132.5 million net loss;
•$9.0 million change in prepaid and other current assets; and
•$8.9 million change in lease liabilities.
These were offset by:
•$22.7 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party; and
•$6.9 million change in accounts payable.
Net cash used in operating activities for the nine months ended September 30, 2022 was driven primarily by the following uses of cash:
•$82.5 million net loss;
•$30.0 million change in accrued expenses and other current liabilities;
•$7.6 million change in lease liabilities; and
•$1.1 million change in prepaid and other current assets.
These were offset by:
•$18.0 million of non-cash amounts included in net loss, which primarily consisted of change in fair value of short-term investment — related party, non-cash lease expense, and stock-based compensation expense; and
•$2.0 million change in accounts payable.

Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was driven primarily by the following uses of cash:
•$15.5 million of purchases of marketable securities, net of maturities; offset by
•$6.9 million of purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2022 was driven primarily by the following:
•$21.5 million of purchases of marketable securities, net of maturities; and
•$11.3 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was driven by payment of deferred financing costs related to our IPO.
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
We believe our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
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
During the nine months ended September 30, 2023, except for the minimum rental commitments disclosed in Note 7, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of September 30, 2023, we held cash, cash equivalents, investments, and restricted cash of $178.8 million, which consisted of cash, money market funds, equity securities, and U.S. Treasuries. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and U.S. Treasuries are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and U.S. Treasuries and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or U.S. Treasuries.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are currently engaged in arbitration proceedings with Myeloid Therapeutics, Inc. (“Myeloid”) regarding the former research collaboration, option and license agreement (the “Agreement”) between the parties, under which we collaborated with Myeloid on the research and development of LINE-1 retrotransposon technology. We terminated the Agreement effective on September 7, 2023.
On September 21, 2023, Myeloid filed an arbitration claim with the American Arbitration Association alleging that we breached our obligations under the Agreement by failing to pay a $17.5 million milestone payment and seeking, among other things, damages in the amount of $17.5 million. On October 10, 2023, we filed an answer, stating that the milestone payment is not due because Myeloid failed to meet the requirements of the milestone and that Myeloid breached the Agreement, and seeking, among other things, a finding that Myeloid is not entitled to the milestone payment.
In addition, on October 16, 2023, we filed an arbitration claim with the American Arbitration Association alleging that Myeloid breached numerous obligations under the Agreement and seeking, among other things, a declaration that Myeloid breached the Agreement, rescission of the Agreement and damages in the amount of $43.5 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2023 that were not registered under the Securities Act.
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

3.2	Amended and Restated Bylaws of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 24, 2022).
10.1*	Amendment No. 1 to the Amended and Restated Employment Agreement, dated July 6, 2023, between the Registrant and Keith Gottesdiener.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Prime Medicine, Inc.

Date: November 03, 2023	By:	/s/ Keith Gottesdiener
Keith Gottesdiener
President and Chief Executive Officer (Principal Executive Officer)

Date: November 03, 2023	By:	/s/ Carman Alenson
Carman Alenson
Interim Chief Financial Officer and Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)