Form 10-Q
period 2024-03-31
Prime Medicine, Inc.
filed 2024-05-10
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of May 1, 2024, the registrant had 120,030,813 shares of common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements, which are based on management’s belief and assumptions and on information currently available to our management. These statements involve substantial risks, assumptions and uncertainties. The words “anticipate,” “believe,” “envision,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Such information is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K that was filed with the SEC on March 1, 2024, and in other SEC filings.

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

From time to time we may use our website, our X (formerly known as Twitter) account (@PrimeMedicine) or our LinkedIn profile at https://www.linkedin.com/company/prime-medicine to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.primemedicine.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media is not incorporated into, and does not form a part of, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$94,162	$41,574
Short-term investments	109,943	74,639
Short-term investment — related party	6,618	5,452
Prepaid expenses	4,203	19,057
Other current assets	2,728	2,254
Total current assets	217,654	142,976
Property and equipment, net	23,926	22,659
Operating lease right-of-use assets	55,528	13,941
Restricted cash	13,496	13,496
Other assets	779	779
Total assets	$311,383	$193,851
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,078	$19,537
Accrued expenses and other current liabilities (1)	7,612	14,110
Accrued settlement payment — related party	—	13,500
Operating lease liability	6,751	9,276
Total current liabilities	24,441	56,423
Operating lease liability, net of current	37,042	4,357
Non current deferred tax liability	134	—
Research and development funding liability	6,000	—
Total liabilities	67,617	60,780
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 120,021,274 and 97,377,121 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	780,950	624,414
Accumulated other comprehensive loss	(95)	(15)
Accumulated deficit	(537,091)	(491,330)
Total stockholders’ equity	243,766	$133,071
Total liabilities and stockholders’ equity	$311,383	$193,851
(1) Includes related party amount of $0.3 million as of December 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Collaboration revenue	$591	$—
Operating expenses:
Research and development (1)	37,774	30,880
General and administrative	11,158	9,153
Total operating expenses	48,932	40,033
Loss from operations	(48,341)	(40,033)
Other income:
Change in fair value of short-term investment — related party	1,166	(1,701)
Other income, net	1,548	2,135
Total other income, net	2,714	434
Net loss before income taxes	(45,627)	(39,599)
(Provision for) benefit from income taxes	(134)	202
Net loss attributable to common stockholders	$(45,761)	$(39,397)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.44)
Weighted-average common shares outstanding, basic and diluted	104,466,178	89,064,895

Comprehensive loss:
Net loss	$(45,761)	$(39,397)
Change in unrealized loss on investments, net of tax	(80)	179
Comprehensive loss	$(45,841)	$(39,218)
(1) Includes related party amount of $0.3 million for the three months ended March 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuances of common under ESPP	74,488	—	436	—	—	436
Issuance of common stock upon exercise of stock options	9,664	—	36	—	—	36
Stock-based compensation expense	—	—	5,209	—	—	5,209
Change in unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(45,761)	(45,761)
Balance as of March 31, 2024	120,021,274	$2	$780,950	$(95)	$(537,091)	$243,766
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

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(45,761)	$(39,397)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,209	1,681
Non cash lease expense	3,348	2,831
Depreciation expense	1,315	1,052
Change in fair value of short-term investment — related party	(1,166)	1,701
Amortization of premiums and discount on short-term investments	(675)	(611)
Deferred income taxes	134	(202)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,794)	(1,285)
Accounts payable	(5,880)	(504)
Accrued expenses and other current liabilities	(4,475)	(4,046)
Accrued settlement payment — related party	(13,500)	—
Lease liabilities	(3,462)	(2,781)
Net cash used in operating activities	(67,707)	(41,561)
Cash flows used in investing activities:
Maturities of investments	72,500	35,000
Purchases of investments	(107,208)	(45,666)
Purchases of property and equipment	(2,324)	(1,999)
Net cash used in investing activities	(37,032)	(12,665)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs	132,055	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	18,800	—
Proceeds from research and development funding liability	6,000	—
Proceeds from ESPP offerings	436	—
Net proceeds from stock option exercises	36	68
Net cash provided by financing activities	157,327	68

Net change in cash, cash equivalents, and restricted cash	52,588	(54,158)
Cash, cash equivalents, and restricted cash at beginning of period	55,070	201,116
Cash, cash equivalents, and restricted cash at end of period	$107,658	$146,958

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$107,658	$146,958
Less: restricted cash	13,496	13,496
Total cash, and cash equivalents	$94,162	$133,462
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,935	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$833	$2,603
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
Since its inception, the Company has incurred substantial losses and, as of March 31, 2024, the Company had an accumulated deficit of $537.1 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and investments as of March 31, 2024 of $210.7 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
The Company will need to raise additional capital to support its continuing operations and to pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional capital or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2, Summary of significant accounting policies, in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 1, 2024. Since the date of those financial statements, there have been no material changes to its significant accounting policies, except as noted below.
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
Warrants
Management assesses warrants under ASC 480, Distinguishing Liabilities from Equity to determine whether they should be classified as equity or liability. If the classification is determined to be equity, proceeds received for the warrants are recorded as an increase to additional paid-in capital in the condensed consolidated balance sheets. If classified as a liability, the Company records the warrant as a liability on its consolidated balance sheet and remeasures this liability to fair value at each reporting date and recognizes changes in the fair value of the warrant liability as a component of other expense in the condensed consolidated statements of operations and comprehensive loss.
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
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of March 31, 2024:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$47,915	$—	$47,915
U.S. Treasury and government securities	—	35,854	—	35,854
Corporate debt securities	—	9,932	—	9,932
Short-term investments:
U.S. Treasury and government securities	—	74,656	—	74,656
Corporate debt securities	—	35,287	—	35,287
Related party short-term investment:
Beam equity securities	6,618	—	—	6,618
Total cash equivalents and investments	$6,618	$203,644	$—	$210,262

	As of December 31, 2023:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$24,209	$—	$24,209
Short-term investment:
U.S. Treasury and government securities	—	74,639	—	74,639
Related party short-term investment:
Beam equity securities	5,452	—	—	5,452
Total cash equivalents and investments	$5,452	$98,848	$—	$104,300
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

Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of March 31, 2024:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$74,697	$—	$(41)	$74,656
Corporate debt securities	35,329	—	(42)	35,287
Total short-term investments in debt securities	$110,026	$—	$(83)	$109,943

	As of December 31, 2023:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$74,654	$7	$(22)	$74,639
Total short-term investments in debt securities	$74,654	$7	$(22)	$74,639
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Due within one year	$109,943	$74,639
Marketable securities in unrealized loss positions consisted of the following:

	As of March 31, 2024:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	15	$72,156	$(41)
Corporate debt securities	19	$35,287	$(42)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of March 31, 2024 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.

4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Property and equipment:
Laboratory equipment	$24,672	$23,873
Leasehold improvement	579	579
Furniture and Fixture	1,042	278
Computer hardware and software	724	11
Construction in progress	5,708	5,402
Total property and equipment	32,725	30,143
Less: Accumulated depreciation	(8,799)	(7,484)
Total property and equipment, net	$23,926	$22,659
Depreciation expense related to property and equipment is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation Expense	$1,315	$1,052
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued expenses and other current liabilities
Accrued employee compensation and benefits	$3,062	$8,270
Lab-related supplies and services	2,441	1,962
Accrued professional fees	1,138	2,273
Other	971	1,605
Total accrued expenses and other current liabilities	$7,612	$14,110
6.Leases
The Company leases office and laboratory space under various non-cancelable operating leases. The Company’s significant lease agreements are disclosed in Note 9, Leases, in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 1, 2024. Since the date of those financial statements, there have been no changes to the Company’s significant agreements except as described below.
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space in Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease. Also subject to any credits pursuant to the terms of the lease, the Company expects to pay up to approximately $208.7 million over the initial non-cancelable term of the lease of ten years, and the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

Accounting Considerations
The Company determined that the lease contained three separate lease components each of which represents a right of use that the Company can benefit from on its own and none which are neither highly dependent nor highly related to each other. The Company allocated the consideration among the three lease components based on their relative fair market value.
In accordance with ASC 842, Leases, the lease commenced for one of the lease components in March 2024 and the Company recorded a right-of-use asset of $44.9 million, and a corresponding lease liability of $33.6 million on the lease commencement date; this includes a reclass of $11.3 million from prepaid expenses to right-of-use asset related to build out costs which were determined to be owned by the lessor. As the exercise of the option to extend the lease term was not reasonably certain, the Company will recognize lease expense for this lease component through February 2034.
The lease commencement for the other two lease components is expected to occur in 2025. Any consideration paid to lease components for which the lease has not commenced are recorded as prepaid expense on the condensed consolidated balance sheets.
The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2024:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2024	$5,868
2025	18,584
2026	21,339
2027	20,812
2028	20,853
Thereafter	118,079
Total undiscounted lease payments	205,535
Less: payments related to leases not commenced	(129,866)
Less: imputed interest	(31,876)
Total operating lease liability	$43,793
7.Stockholder’s Equity
Common Stock
Under the Company’s Third Amended and Restated of Certificate of Incorporation, the Company’s common stock had a par value of $0.0001 and each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors (the “Board of Directors”).
As previously discussed, in February 2024, the Company issued and sold 22,560,001 shares of its common stock, including 3,360,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $6.25 per share.
Pre-funded Warrants
As discussed in Note 1, Nature of the Business and Basis of Presentation, in February 2024, the Company sold pre-funded warrants to purchase 3,200,005 shares of common stock at a public offering price of $6.24999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.00001 per share exercise price for each pre-funded warrant. Subject to certain requirements, the pre-funded warrants can be exercised by the holder at anytime. As of March 31, 2024, there have not been any exercises of the pre-funded warrants.
The pre-funded warrants meet the definition of an equity instrument under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, and funds received were recorded as an increase in additional paid-in capital in the condensed consolidated balance sheets. Funds received upon exercise of warrants will be recorded as common stock in the condensed consolidated balance sheets as the exercise price represents the par value of the underlying common stock.
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, acting as the Company’s agent and/or principal (the “Sales Agent”), with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent. As of March 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
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
In October 2022, in connection with the closing of the Company’s initial public offering (“IPO”), the Board of Directors determined that no further awards would be granted under the 2019 Plan.
2022 Stock Option and Incentive Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Stock Option and Incentive Plan (the “2022 Plan”), which became effective on October 18, 2022. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2023, the annual increase resulted in an additional 4,868,856 shares authorized being added to the 2022 Plan. As of March 31, 2024, the Company had 21,290,494 shares reserved under the 2022 Plan and the 2019 Plan, and 9,088,040 shares available for issuance under the 2022 ESPP.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective on October 18, 2022.

The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2024. As of March 31, 2024, the Company had 1,868,212 shares available for issuance under the 2022 Plan.
During the three months ended March 31, 2024, the Company issued 74,488 shares of the Company’s common stock under the 2022 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2023	7,641,863	$9.79
Granted	3,898,410	8.23
Exercised	(9,664)	3.73
Cancelled or forfeited	(139,885)	11.59
Outstanding at March 31, 2024	11,390,724	$9.24
Options vested and exercisable at March 31, 2024	2,838,246	$7.64
Options vested and expected to vest at March 31, 2024	11,390,724	$9.24
As of March 31, 2024, there was $57.5 million of total unrecognized compensation cost related to time-based unvested stock options the Company expects to recognize such amount over a remaining weighted-average period of 2.8 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	411,730	$6.65
Granted	400,000	8.32
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2024	811,730	$7.47
Vested and exercisable at March 31, 2024	131,882	$5.34
As of March 31, 2024, there was $4.7 million of total unrecognized compensation cost related to performance-based stock options.
Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The vesting of these restricted stock awards are time-based or performance-based.

Time-Based Restricted Common Stock
The following table summarizes the Company’s time-based restricted common stock activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	903,227	$0.17
Issued	—	—
Vested	(329,833)	0.14
Repurchased	—	—
Outstanding at March 31, 2024	573,394	$0.19
As of March 31, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested time-based restricted common stock which the Company expects to recognize over a weighted-average period of 0.5 years.
Performance-Based Restricted Common Stock
The following table summarizes the Company’s performance-based restricted common stock activity for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	3,832,769	$0.07
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at March 31, 2024	3,832,769	$0.07
As of March 31, 2024, there was $0.3 million of total unrecognized compensation cost related to unvested performance-based restricted common stock.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock-based compensation expense:
Research and development	$2,725	$1,170
General and administrative	2,484	511
Total stock-based compensation expense	$5,209	$1,681
9.Significant Agreements
The Company’s significant agreements are disclosed in Note 11, License and Collaboration Agreements, in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, included in the

Company’s Annual Report on Form 10-K that was filed with the SEC on March 1, 2024. Since the date of those financial statements, there have been no changes to the Company’s significant agreements.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(45,761)	$(39,397)
Denominator:
Weighted-average common shares outstanding, basic and diluted	104,466,178	89,064,895
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.44)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Anti-dilutive common stock equivalents:
Options to purchase common stock	11,522,606	6,945,214
Unvested restricted common stock	4,406,163	7,530,495
Total anti-dilutive common stock equivalents:	15,928,769	14,475,709
11.Related Party Transactions
Consulting Agreement with David Liu
Pursuant to a consulting agreement with David Liu, for the three months ended March 31, 2024 and 2023, the Company made payments of $37,500 in each period for scientific consulting and other expenses. As of March 31, 2024 and December 31, 2023, there were no amounts included within accounts payable or accrued expenses.
Myeloid Therapeutics
In December 2021, the Company and Myeloid entered into the Myeloid Collaboration Agreement and Myeloid Subscription Agreement during which time the Company and Myeloid had one common board member, who is also an affiliate of Newpath, one of the Company’s holders of common stock. In 2023, the Company terminated the Myeloid Collaboration Agreement.
In January 2024, the Company and Myeloid entered into a settlement agreement resolving two arbitration proceedings, which are described in Note 10, Licenses and Collaboration Agreements. Under the terms of the settlement agreement, the parties agreed to resolve and settle all disputes between the parties and release all claims between them relating to the License Agreement and the arbitrations in exchange for the Company's payment to Myeloid of $13.5 million, certain mutual covenants, and other consideration. The settlement was accrued on the

Company’s consolidated balance sheet as of December 31, 2023 and paid during the three months ended March 31, 2024. As of March 31, 2024, there were no amounts included within accounts payable or accrued expenses.
Advisory Services Agreement with Jeffrey Marrazzo
In February 2024, the Company entered into an advisory services agreement (“Marrazzo Agreement”) with Jeffrey Marrazzo, a member of the Board of Directors. Under the Marrazzo Agreement, Mr. Marrazzo agreed to provide certain professional services to the Company separate from and in addition to his service as a Board member. For his services, the Company agreed to pay Mr. Marrazzo an annual fee of $50,000 per year in addition to the grant of an option to purchase 250,000 shares of the Company's common stock, which has a grant date fair value of $1.5 million.
The term of the Marrazzo Agreement runs through February 2025 and may be terminated or extended by mutual written agreement. If the Company terminates the Marrazzo Agreement without "Cause," the administrator of the 2022 Plan will accelerate the vesting of the option such that the pro rata portion of the option will vest and be immediately exercisable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Chronic granulomatous disease is our most advanced blood program, and we have designated PM359 as our development candidate. In April 2024, we announced that the U.S. Food and Drug Administration cleared our investigational new drug application for PM359 for the treatment of chronic granulomatous disease, enabling us to initiate our global Phase 1/2 clinical trial in the United States. The Phase 1/2 clinical trial is a multinational, first-in-human trial designed to assess the safety, biological activity and preliminary efficacy of PM359 in adult and pediatric study participants.
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

•facilities, depreciation and other expenses related to research and development activities, which include direct or allocated expenses for rent and maintenance of facilities, and utilities;
•the cost allocated to acquire in-process research and development, with no alternative future use associated with asset acquisitions or transactions to license intellectual property, such as our Broad License Agreement; and
•expenses incurred in connection with our Pledge to Broad Institute;
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
Other Income (Expense)
Other income (expense), net primarily consists of interest and other income earned on our short-term investments and the change in the fair value of our short-term investment in Beam Therapeutics Inc. (“Beam”), a related party, in connection with the Beam Collaboration Agreement, which is discussed in greater detail in Note 11, License and Collaboration Agreements, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations — Comparison of the Three Months Ended March 31, 2024 and 2023
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Research and development expenses:
Personnel expenses	$15,007	$11,194	$3,813
Lab supplies	11,619	10,864	755
Facility related and other	7,334	5,304	2,030
License, intellectual property fees, and other	1,675	1,875	(200)
Professional and consultant fees	1,592	1,643	(51)
Clinical expense	547	—	547
Total research and development expenses	$37,774	$30,880	$6,894
The $6.9 million increase in research and development expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily driven by:
•$3.8 million increase in personnel expense, including an increase in stock-based compensation expense of $1.6 million, driven by our increased headcount as we continue to build out our research and development function; and
•$2.0 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space.
General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
General and administrative expenses:
Personnel expenses	$5,884	$3,065	$2,819
Professional and consultant fees	3,110	3,969	(859)
Facility related and other	2,164	2,119	45
Total general and administrative expenses	$11,158	$9,153	$2,005
The $2.0 million increase in general and administrative expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily driven by $2.8 million increase in personnel expense, including an increase in stock-based compensation expense of $2.0 million, driven by growth in personnel as we operate as a public company and to support our growing research and development function.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Other income:
Change in fair value of short-term investment — related party	$1,166	$(1,701)	$2,867
Other income, net	1,548	2,135	(587)
Total other income, net	$2,714	$434	$2,280
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Other Income, Net
Other income, net for the three months ended March 31, 2024 primarily consists of interest income from the Company’s short-term investments.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings. As of March 31, 2024, we had cash, cash equivalents, and investments of $210.7 million, excluding our restricted cash, or $224.2 million, including restricted cash.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(67,707)	$(41,561)
Net cash used in investing activities	(37,032)	(12,665)
Net cash provided by financing activities	157,327	68
Net change in cash, cash equivalents, and restricted cash	$52,588	$(54,158)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was driven primarily by the following uses of cash:
•$45.8 million net loss;
•$13.5 million change in accrued settlement payment — related party;
•$5.9 million change in accounts payable;
•$4.5 million change in accrued expenses and other current liabilities; and

•$3.5 million change in lease liabilities; and
•$2.8 million change in prepaid and other current assets.
These were offset by $8.2 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party.
Net cash used in operating activities for the three months ended March 31, 2023 was driven primarily by the following uses of cash:
•$39.4 million net loss;
•$4.0 million change in accrued expenses and other current liabilities;
•$2.8 million change in lease liabilities; and
•$1.3 million change in prepaid and other current assets.
These were offset by $6.5 million of non-cash amounts included in net loss, which primarily consisted of change in fair value of short-term investment — related party, non-cash lease expense, and stock-based compensation expense.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was driven primarily by the following uses of cash:
•$34.7 million of purchases of marketable securities, net of maturities; offset by
•$2.3 million of purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2023 was driven primarily by the following:
•$10.7 million of purchases of marketable securities, net of maturities; and
•$2.0 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was driven primarily by the following:
•$132.1 million of Proceeds from issuances of common stock in the our February 2024 public offering;
•$18.8 million of proceeds from issuance of pre-funded warrants contemporaneous with our February 2024 public offering; and
•$6.0 million of proceeds received under our agreement with Cystic Fibrosis Foundation.
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.
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
During the three months ended March 31, 2024, except for the minimum lease commitments disclosed in Note 7, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for the year ended December 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of March 31, 2024, we held cash, cash equivalents, investments, and restricted cash of $224.2 million, which consisted of cash, money market funds, equity securities, and U.S. Treasuries. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and U.S. Treasuries are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and U.S. Treasuries and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or U.S. Treasuries.
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
Item 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors set forth in our Quarterly Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2024 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds From Registered Securities
In November 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings (the “2023 ATM Program”). Jefferies is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of our shares of common stock. Pursuant to the Sales Agreement, any shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275321) filed with the SEC on November 3, 2023, including the base prospectus contained therein, as declared effective by the SEC on November 13, 2023. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of March 31, 2024, we have not sold any shares of common stock under the 2023 ATM program.
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

Prime Medicine, Inc.

Date: May 10, 2024	By:	/s/ Keith Gottesdiener
Keith Gottesdiener
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer (Principal Financial Officer)