Form 10-Q
period 2024-06-30
Prime Medicine, Inc.
filed 2024-08-08
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number 001-41536

Prime Medicine, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3097762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

60 First Street, Cambridge, MA	02141
(Address of principal executive offices)	(Zip code)
(617) 564-0013
(Registrant’s telephone number, including area code)
21 Erie Street, Cambridge, MA 02139
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 1, 2024, the registrant had 120,030,813 shares of common stock, par value $0.00001 per share, outstanding.

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
•the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions,
•our expectations regarding the anticipated timeline of our cash runway, future financial performance and our ability to continue as a going concern; and

•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55,600	$41,574
Short-term investments	102,575	74,639
Short-term investment — related party	4,693	5,452
Prepaid expenses	4,199	19,057
Other current assets	3,736	2,254
Total current assets	170,803	142,976
Property and equipment, net	23,812	22,659
Operating lease right-of-use assets	51,594	13,941
Restricted cash	13,496	13,496
Other assets	—	779
Total assets	$259,705	$193,851
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,638	$19,537
Accrued expenses and other current liabilities (1)	10,895	14,110
Accrued settlement payment — related party	—	13,500
Operating lease liability	5,216	9,276
Total current liabilities	20,749	56,423
Operating lease liability, net of current	36,367	4,357
Research and development funding liability	6,000	—
Total liabilities	63,116	60,780
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 120,030,813 and 97,377,121 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	789,076	624,414
Accumulated other comprehensive loss	(71)	(15)
Accumulated deficit	(592,418)	(491,330)
Total stockholders’ equity	196,589	133,071
Total liabilities and stockholders’ equity	$259,705	$193,851
(1) Includes related party amount of $0.3 million as of December 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Collaboration revenue	$—	$—	$591	$—
Operating expenses:
Research and development (1)	43,071	34,599	80,845	65,479
General and administrative	12,601	10,658	23,759	19,811
Total operating expenses	55,672	45,257	104,604	85,290
Loss from operations	(55,672)	(45,257)	(104,013)	(85,290)
Other income:
Accretion (amortization) of investments	1,486	1,964	2,316	2,782
Interest income	611	635	1,287	1,910
Change in fair value of short-term investment — related party	(1,925)	263	(759)	(1,438)
Other income, net	39	41	81	83
Total other income, net	211	2,903	2,925	3,337
Net loss before income taxes	(55,461)	(42,354)	(101,088)	(81,953)
Benefit (provision for) from income taxes	134	(31)	—	171
Net loss attributable to common stockholders	$(55,327)	$(42,385)	$(101,088)	$(81,782)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.47)	$(0.90)	$(0.91)
Weighted-average common shares outstanding, basic and diluted	119,188,866	90,467,298	111,827,522	89,769,970

Comprehensive loss:
Net loss	$(55,327)	$(42,385)	$(101,088)	$(81,782)
Change in unrealized loss on investments, net of tax	24	(63)	(56)	116
Comprehensive loss	$(55,303)	$(42,448)	$(101,144)	$(81,666)
(1) Includes related party amount of $0.3 million and $0.6 million for the three and six months ended June 30, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuances of common under ESPP	74,488	—	436	—	—	436
Issuance of common stock upon exercise of stock options	9,664	—	36	—	—	36
Stock-based compensation expense	—	—	5,209	—	—	5,209
Change in unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(45,761)	(45,761)
Balance as of March 31, 2024	120,021,274	2	780,950	(95)	(537,091)	243,766
Issuance of common stock upon exercise of stock options	9,539	—	35	—	—	35
Stock-based compensation expense	—	—	8,091	—	—	8,091
Change in unrealized loss on investments, net of tax	—	—	—	24	—	24
Net loss	—	—	—	—	(55,327)	(55,327)
Balance as of June 30, 2024	120,030,813	$2	$789,076	$(71)	$(592,418)	$196,589
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2022	97,209,213	$2	$609,849	$(384)	$(293,197)	$316,270
Issuance of common stock upon exercise of stock options	18,596	—	68	—	—	68
Stock-based compensation expense	—	—	1,681	—	—	1,681
Change in unrealized loss on investments, net of tax	—	—	—	179	—	179
Net loss	—	—	—	—	(39,397)	(39,397)
Balance as of March 31, 2023	97,227,809	2	611,598	(205)	(332,594)	278,801
Issuance of common stock upon exercise of stock options	42,106	—	166	—	—	166
Stock-based compensation expense	—	—	3,583	—	—	3,583
Change in unrealized loss on investments, net of tax	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	(42,385)	(42,385)
Balance as of June 30, 2023	97,269,915	$2	$615,347	$(268)	$(374,979)	$240,102
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(101,088)	$(81,782)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,300	5,264
Non cash lease expense	7,917	6,304
Depreciation expense	2,853	2,170
Change in fair value of short-term investment — related party	759	1,438
Amortization of premiums and discount on short-term investments	(2,079)	(1,403)
Deferred income taxes	—	(171)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,519)	(5,299)
Accounts payable	(9,230)	1,104
Accrued expenses and other current liabilities	(3,939)	(3,438)
Accrued settlement payment — related party	(13,500)	—
Lease liabilities	(5,672)	(6,569)
Net cash used in operating activities	(113,198)	(82,382)
Cash flows (used in) provided by investing activities:
Maturities of investments	110,000	65,000
Purchases of investments	(135,912)	(45,659)
Purchases of property and equipment	(4,226)	(3,975)
Payments of security deposits	—	(170)
Net cash (used in) provided by investing activities	(30,138)	15,196
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs	132,055	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	18,800	—
Proceeds from research and development funding liability	6,000	—
Proceeds from ESPP offerings	436	—
Net proceeds from stock option exercises	71	143
Net cash provided by financing activities	157,362	143

Net change in cash, cash equivalents, and restricted cash	14,026	(67,043)
Cash, cash equivalents, and restricted cash at beginning of period	55,070	201,116
Cash, cash equivalents, and restricted cash at end of period	$69,096	$134,073

Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$69,096	$134,073
Less: restricted cash	13,496	13,496
Total cash, and cash equivalents	$55,600	$120,577
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,935	$3,265
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$355	$712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Nature of the Business and Basis of Presentation
Prime Medicine, Inc., together with its consolidated subsidiary (the “Company”) is a biotechnology company committed to delivering a new class of differentiated one-time curative genetic therapies to address the widest spectrum of diseases. The Company is deploying Prime Editing technology, which it believes is a versatile, precise, and efficient gene editing technology. The Company was incorporated in the State of Delaware in September 2019. Its principal offices are in Cambridge, Massachusetts.
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
Since its inception, the Company has incurred substantial losses and, as of June 30, 2024, the Company had an accumulated deficit of $592.4 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. As of June 30, 2024, the Company maintains cash, cash equivalents, and investments of $162.9 million.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company's cash, cash equivalents, short-term investments, and related party short-term investments as of June 30, 2024, the Company's current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements as of June 30, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Basis of Presentation
The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024.

Change in Presentation
As of June 30, 2024, the Company disaggregated “Other income, net” on the condensed consolidated statements of operations and comprehensive loss into “Accretion (amortization) of investments,” “Interest income,” and “Other income, net”. This presentation has been conformed for all periods presented and had no impact on previously reported results.
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
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to the valuation of the Company’s common stock and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. In addition, this guidance requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024, with retrospective application required, and early adoption permitted. The Company is currently in the process of evaluating the effects of this guidance on its related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on its related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of June 30, 2024:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$55,106	$—	$55,106
Short-term investments:
U.S. Treasury and government securities	—	68,850	—	68,850
Corporate debt securities	—	33,725	—	33,725
Related party short-term investment:
Beam equity securities	4,693	—	—	4,693
Total cash equivalents and investments	$4,693	$157,681	$—	$162,374

	As of December 31, 2023:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$24,209	$—	$24,209
Short-term investment:
U.S. Treasury and government securities	—	74,639	—	74,639
Related party short-term investment:
Beam equity securities	5,452	—	—	5,452
Total cash equivalents and investments	$5,452	$98,848	$—	$104,300
The Company classifies its U.S. Treasury securities as short-term based on each instrument’s underlying contractual maturity date. The fair value of the Company’s U.S. Treasury securities, corporate debt securities, and money market funds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and U.S. Treasury securities.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of June 30, 2024:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$68,892	$—	$(42)	$68,850
Corporate debt securities	33,753	—	(28)	33,725
Total short-term investments in debt securities	$102,645	$—	$(70)	$102,575

	As of December 31, 2023:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$74,654	$7	$(22)	$74,639
Total short-term investments in debt securities	$74,654	$7	$(22)	$74,639
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Due within one year	$102,575	$74,639
Marketable securities in unrealized loss positions consisted of the following:

	As of June 30, 2024:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	16	$68,849	$(42)
Corporate debt securities	19	$33,725	$(28)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of June 30, 2024 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Property and equipment:
Laboratory equipment	$25,352	$23,873
Leasehold improvement	5,463	579
Furniture and Fixture	1,059	278
Computer hardware and software	869	11
Construction in progress	1,406	5,402
Total property and equipment	34,149	30,143
Less: Accumulated depreciation	(10,337)	(7,484)
Total property and equipment, net	$23,812	$22,659
Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation Expense	$1,538	$1,118	$2,853	$2,170

5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued expenses and other current liabilities
Accrued employee compensation and benefits	$4,986	$8,270
Accrued professional fees	3,836	2,273
Lab-related supplies and services	1,101	1,962
Other	972	1,605
Total accrued expenses and other current liabilities	$10,895	$14,110
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
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space in Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease. Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
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

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2024:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2024	$3,176
2025	18,584
2026	21,339
2027	20,812
2028	20,853
Thereafter	118,079
Total undiscounted lease payments	202,843
Less: payments related to leases not commenced	(129,850)
Less: imputed interest	(31,410)
Total operating lease liability	$41,583
7.Stockholder’s Equity
Common Stock
Under the Company’s Third Amended and Restated of Certificate of Incorporation, as amended, the Company’s common stock had a par value of $0.0001 and each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors (the “Board of Directors”).
As previously discussed, in February 2024, the Company issued and sold 22,560,001 shares of its common stock, including 3,360,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $6.25 per share.
Pre-funded Warrants
As discussed in Note 1, Nature of the Business and Basis of Presentation, in February 2024, the Company sold pre-funded warrants to purchase 3,200,005 shares of common stock at a public offering price of $6.24999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.00001 per share exercise price for each pre-funded warrant. Subject to certain requirements, the pre-funded warrants can be exercised by the holder at anytime. As of June 30, 2024, there have not been any exercises of the pre-funded warrants.
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
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, acting as the Company’s agent and/or principal (the “Sales Agent”), with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent. As of June 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2023, the annual increase resulted in an additional 4,868,856 shares authorized being added to the 2022 Plan. As of June 30, 2024, the Company had 21,530,955 shares reserved under the 2022 Plan and the 2019 Plan, and 8,846,990 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2024. As of June 30, 2024, the Company had 1,868,212 shares available for issuance under the 2022 Plan.
During the six months ended June 30, 2024, the Company issued 74,488 shares of the Company’s common stock under the 2022 ESPP.

Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2023	7,641,863	$9.79
Granted	4,268,210	8.16
Exercised	(19,203)	3.70
Cancelled or forfeited	(268,635)	11.34
Outstanding at June 30, 2024	11,622,235	$9.17
Options vested and exercisable at June 30, 2024	3,682,315	$8.44
Options vested and expected to vest at June 30, 2024	11,622,235	$9.17
As of June 30, 2024, there was $52.6 million of total unrecognized compensation cost related to time-based unvested stock options the Company expects to recognize such amount over a remaining weighted-average period of 2.6 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	411,730	$6.65
Granted	650,000	7.74
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at June 30, 2024	1,061,730	$7.31
Vested and exercisable at June 30, 2024	385,208	$6.72
As of June 30, 2024, there was $4.0 million of total unrecognized compensation cost related to performance-based stock options.
Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The vesting of these restricted stock awards are time-based or performance-based.

Time-Based Restricted Common Stock
The following table summarizes the Company’s time-based restricted common stock activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	903,227	$0.17
Issued	—	—
Vested	(641,470)	0.14
Repurchased	(4,423)	0.34
Outstanding at June 30, 2024	257,334	$0.23
As of June 30, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested time-based restricted common stock which the Company expects to recognize over a weighted-average period of 0.4 years.
Performance-Based Restricted Common Stock
The following table summarizes the Company’s performance-based restricted common stock activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	3,832,769	$0.07
Issued	—	—
Vested	(360,226)	0.18
Repurchased	—	—
Outstanding at June 30, 2024	3,472,543	$0.06
As of June 30, 2024, there was $0.2 million of total unrecognized compensation cost related to unvested performance-based restricted common stock.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense:
Research and development	$4,221	$2,164	$6,946	$3,334
General and administrative	3,870	1,419	6,354	1,930
Total stock-based compensation expense	$8,091	$3,583	$13,300	$5,264
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

10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(55,327)	$(42,385)	$(101,088)	$(81,782)
Denominator:
Weighted-average common shares outstanding, basic and diluted	119,188,866	90,467,298	111,827,522	89,769,970
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.47)	$(0.90)	$(0.91)
The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations includes the weighted-average effect of pre-funded warrants sold by the Company to purchase 3,200,005 shares of the Company's common stock. The shares of common stock underlying the pre-funded warrants are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested, and the pre-funded warrants are immediately exercisable upon their issuance date.
Diluted net loss per share available to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, preferred stock, unvested restricted stock and stock options to purchase common stock were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Anti-dilutive common stock equivalents:
Options to purchase common stock	12,007,443	7,325,808
Unvested restricted common stock	3,729,877	6,140,806
Total anti-dilutive common stock equivalents:	15,737,320	13,466,614
11.Related Party Transactions
Consulting Agreement with David Liu
Pursuant to a Consulting Agreement dated September 13, 2019 (as may be amended, restated or otherwise modified from time to time in accordance with its terms, the “Consulting Agreement”), between the Company and David Liu, for the three months ended June 30, 2024 and 2023, the Company made payments of $37,500 in each period, and for the six months ended June 30, 2024 and 2023, the Company made payments of $75,000 in each period for scientific consulting and other expenses. As of June 30, 2024 and December 31, 2023, there were no amounts included within accounts payable or accrued expenses.
On July 31, 2024, the Company and David Liu entered into a Second Amendment to the Consulting Agreement, which terminates the Consulting Agreement, effective September 1, 2024. The Consulting Agreement will be terminated in order for Dr. Liu to comply with his obligations as an investigator of Howard Hughes Medical

Institute. The decision to terminate the Consulting Agreement was not the result of any dispute or disagreement with the Company or the Board of Directors on any matter relating to the operations, policies, or practices of the Company.
Myeloid Therapeutics
In December 2021, the Company and Myeloid entered into the Myeloid Collaboration Agreement and Myeloid Subscription Agreement during which time the Company and Myeloid had one common board member, who is also an affiliate of Newpath, one of the Company’s holders of common stock. In 2023, the Company terminated the Myeloid Collaboration Agreement.
In January 2024, the Company and Myeloid entered into a settlement agreement resolving two arbitration proceedings, which are described in Note 10, Licenses and Collaboration Agreements, in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024. Under the terms of the settlement agreement, the parties agreed to resolve and settle all disputes between the parties and release all claims between them relating to the License Agreement and the arbitrations in exchange for the Company's payment to Myeloid of $13.5 million, certain mutual covenants, and other consideration. The settlement was accrued on the Company’s consolidated balance sheet as of December 31, 2023 and paid during the six months ended June 30, 2024. As of June 30, 2024, there were no amounts included within accounts payable or accrued expenses.
Advisory Services Agreement with Jeffrey Marrazzo
In February 2024, the Company entered into an advisory services agreement (“Marrazzo Agreement”) with Jeffrey Marrazzo, a member of the Board of Directors. Under the Marrazzo Agreement, Mr. Marrazzo agreed to provide certain professional services to the Company separate from and in addition to his service as a Board member. For his services, the Company agreed to pay Mr. Marrazzo an annual fee of $50,000 per year in addition to the grant of an option to purchase 250,000 shares of the Company’s common stock, which has a grant date fair value of $1.5 million.
The term of the Marrazzo Agreement runs through February 2025 and may be terminated or extended by mutual written agreement. If the Company terminates the Marrazzo Agreement without “Cause,” the administrator of the 2022 Plan will accelerate the vesting of the option such that the pro rata portion of the option will vest and be immediately exercisable.

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
Chronic granulomatous disease is our most advanced blood program, and we are advancing PM359 as our candidate in the treatment of this disease.
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
•expenses incurred in connection with continuing our current research programs and preclinical and clinical development of any product candidates we may identify, including under agreements with third parties, such as consultants and contractors;
•the cost of developing and validating our manufacturing process for use in our preclinical and clinical studies;
•laboratory supplies and research materials;
•facilities, depreciation and other expenses related to research and development activities, which include direct or allocated expenses for rent and maintenance of facilities, and utilities;

•the cost allocated to acquire in-process research and development, with no alternative future use associated with asset acquisitions or transactions to license intellectual property, such as our Broad License Agreement; and
•expenses incurred in connection with our Pledge to Broad Institute.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Research and development expenses:
Personnel expenses	$16,198	$12,596	$3,602
Lab supplies	11,390	13,048	(1,658)
Facility related and other	11,302	6,021	5,281
License, intellectual property fees, and other	1,250	1,500	(250)
Professional and consultant fees	1,281	1,434	(153)
Clinical expense	1,650	—	1,650
Total research and development expenses	$43,071	$34,599	$8,472
The $8.5 million increase in research and development expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily driven by:
•$5.3 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space;
•$3.6 million increase in personnel expense, including an increase in stock-based compensation expense of $2.1 million, driven by our increased headcount as we continue to build out our research and development function; and
•$1.7 million increase in clinical expenses related to PM359, our candidate to treat chronic granulomatous disease.
These were offset by a $1.7 million decrease in lab supplies driven by fewer programs being in the preclinical stage in 2024.
General and Administrative Expenses

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
General and administrative expenses:
Professional and consultant fees	$2,821	$4,242	$(1,421)
Personnel expenses	6,956	4,144	2,812
Facility related and other	2,824	2,272	552
Total general and administrative expenses	$12,601	$10,658	$1,943
The $1.9 million increase in general and administrative expense for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily driven by $2.8 million increase in personnel expense, including an increase in stock-based compensation expense of $2.5 million, driven by growth in personnel as we operate as a public company and to support our growing research and development function.
This was offset by a $1.4 million decrease in professional and consultant fees for legal services.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Other income:
Accretion (amortization) of investments	$1,486	$1,964	$(478)
Interest income	611	635	(24)
Change in fair value of short-term investment — related party	(1,925)	263	(2,188)
Other income, net	39	41	(2)
Total other income, net	$211	$2,903	$(2,692)
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Comparison of the Six Months Ended June 30, 2024 and 2023
Operating Expenses
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Research and development expenses:
Personnel expenses	$31,205	$23,790	$7,415
Lab supplies	23,009	23,912	(903)
Facility related and other	18,636	11,325	7,311
License, intellectual property fees, and other	2,925	3,375	(450)
Professional and consultant fees	2,873	3,077	(204)
Clinical expense	2,197	—	2,197
Total research and development expenses	$80,845	$65,479	$15,366
The $15.4 million increase in research and development expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily driven by:
•$7.3 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space;
•$7.4 million increase in personnel expense, including an increase in stock-based compensation expense of $3.6 million, driven by our increased headcount as we continue to build out our research and development function; and
•$2.2 million increase in clinical expenses related to PM359, our candidate to treat chronic granulomatous disease.

General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
General and administrative expenses:
Personnel expenses	$12,840	$7,209	$5,631
Professional and consultant fees	5,931	8,211	(2,280)
Facility related and other	4,988	4,391	597
Total general and administrative expenses	$23,759	$19,811	$3,948
The $3.9 million increase in general and administrative expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily driven by $5.6 million increase in personnel expense, including an increase in stock-based compensation expense of $4.4 million, driven by growth in personnel as we operate as a public company and to support our growing research and development function.
This was offset by a $2.3 million decrease in professional and consultant fees for legal services.
Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Other income:
Accretion (amortization) of investments	$2,316	$2,782	$(466)
Interest income	1,287	1,910	(623)
Change in fair value of short-term investment — related party	(759)	(1,438)	679
Other income, net	81	83	(2)
Total other income, net	$2,925	$3,337	$(412)
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings. As of June 30, 2024, we had cash, cash equivalents, and investments of $162.9 million, excluding our restricted cash, or $176.4 million, including restricted cash.
Going Concern
Since our inception, we have incurred substantial losses. As of June 30, 2024, we had an accumulated deficit of $592.4 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of June 30, 2024, we maintained cash, cash equivalents, short-term investments, and related party short-term investments of $162.9 million.
In accordance with ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the our cash, cash equivalents, short-term investments, and related party short-term investments as of June 30, 2024, our current and forecasted level of operations and forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(113,198)	$(82,382)
Net cash (used in) provided by investing activities	(30,138)	15,196
Net cash provided by financing activities	157,362	143
Net change in cash, cash equivalents, and restricted cash	$14,026	$(67,043)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was driven primarily by the following uses of cash:
•$101.1 million net loss;
•$13.5 million change in accrued settlement payment — related party;
•$9.2 million change in accounts payable;
•$5.7 million change in lease liabilities;
•$3.9 million change in accrued expenses and other current liabilities; and
•$2.5 million change in prepaid and other current assets.
These were offset by $22.8 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party.
Net cash used in operating activities for the six months ended June 30, 2023 was driven primarily by the following uses of cash:
•$81.8 million net loss;
•$6.6 million change in lease liabilities;

•$5.3 million change in prepaid and other current assets; and
•$3.4 million change in accrued expenses and other current liabilities.
These were offset by:
•$13.6 million of non-cash amounts included in net loss, which primarily consisted of change in fair value of short-term investment — related party, non-cash lease expense, and stock-based compensation expense; and
•$1.1 million change in accounts payable.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was driven primarily by the following uses of cash:
•$25.9 million of purchases of marketable securities, net of maturities; and
•$4.2 million of purchases of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2023 was driven primarily by the following:
•$19.3 million of maturities of marketable securities, net of purchases; and
•$4.0 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was driven primarily by the following:
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
We believe our existing cash, cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements through the end of the second quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
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
During the six months ended June 30, 2024, except for the minimum lease commitments disclosed in Note 7, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities recorded revenues and expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.
During the six months ended June 30, 2024, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for the year ended December 31, 2023, and notes thereto, included in our Annual Report on Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2024, we held cash, cash equivalents, investments, and restricted cash of $176.4 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2024 we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, except as specified below.
We have a history of losses and expect to incur substantial future losses; because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
Since our inception, we have incurred significant operating losses and, as of June 30, 2024, we had an accumulated deficit of $592.4 million. To date, we have financed our operations primarily through the proceeds from sales of our preferred stock and from public offerings of our common stock. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to generate operating losses and negative operating cash flows for the foreseeable future. As of June 30, 2024, we maintain cash, cash equivalents, and investments of $162.9 million.
Based on our existing cash, cash equivalents, short-term investments, and related party short-term investments as of June 30, 2024, our current and forecasted level of operations, and our forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. We plan to provide for our capital requirements through financing or other transactions, and selling shares of our common stock under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations for more than one year from the date of issuance of the condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2024 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds From Registered Securities
In November 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings (the “2023 ATM

Program”). Jefferies is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of our shares of common stock. Pursuant to the Sales Agreement, any shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275321) filed with the SEC on November 3, 2023, including the base prospectus contained therein, as declared effective by the SEC on November 13, 2023. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of June 30, 2024, we have not sold any shares of common stock under the 2023 ATM program.
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

3.2
Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2024).

3.3	Second Amended and Restated Bylaws of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024).

10.1#*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Prime Medicine, Inc.

Date: August 08, 2024	By:	/s/ Keith Gottesdiener
Keith Gottesdiener
President and Chief Executive Officer (Principal Executive Officer)

Date: August 08, 2024	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer (Principal Financial Officer)