Form 10-Q
period 2024-09-30
Prime Medicine, Inc.
filed 2024-11-12
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(617) 465-0013
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 31, 2024, the registrant had 131,160,842 shares of common stock, par value $0.00001 per share, outstanding.

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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$117,977	$41,574
Short-term investments	52,642	74,639
Short-term investment — related party	4,908	5,452
Collaboration receivable — related party	55,000	—
Prepaid expenses	6,006	19,057
Other current assets	9,538	2,254
Total current assets	246,071	142,976
Property and equipment, net	23,287	22,659
Operating lease right-of-use assets	49,364	13,941
Restricted cash	14,062	13,496
Other assets	—	779
Total assets	$332,784	$193,851
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,429	$19,537
Accrued expenses and other current liabilities (1)	18,684	14,110
Accrued settlement payment — related party	—	13,500
Deferred revenue — related party	9,280	—
Operating lease liability	4,484	9,276
Total current liabilities	37,877	56,423
Deferred revenue, net of current — related party	62,639	—
Operating lease liability, net of current	36,764	4,357
Research and development funding liability	6,000	—
Total liabilities	143,280	60,780
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 131,160,842 and 97,377,121 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	834,417	624,414
Accumulated other comprehensive loss	21	(15)
Accumulated deficit	(644,936)	(491,330)
Total stockholders’ equity	189,504	133,071
Total liabilities and stockholders’ equity	$332,784	$193,851
(1) Includes related party amount of $0.1 million as of December 31, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Collaboration revenue	$209	$—	$800	$—
Operating expenses:
Research and development (1)	40,340	40,967	121,185	106,446
General and administrative	14,101	10,492	37,860	30,303
Total operating expenses	54,441	51,459	159,045	136,749
Loss from operations	(54,232)	(51,459)	(158,245)	(136,749)
Other income:
Accretion (amortization) of investments	885	1,769	3,201	4,551
Interest income	697	410	1,984	2,320
Change in fair value of short-term investment — related party	215	(1,579)	(544)	(3,017)
Other income, net	(83)	43	(2)	126
Total other income, net	1,714	643	4,639	3,980
Net loss before income taxes	(52,518)	(50,816)	(153,606)	(132,769)
Benefit from income taxes	—	108	—	279
Net loss attributable to common stockholders	$(52,518)	$(50,708)	$(153,606)	$(132,490)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.55)	$(1.34)	$(1.46)
Weighted-average common shares outstanding, basic and diluted	119,764,270	91,846,835	114,492,416	90,469,866

Comprehensive loss:
Net loss	$(52,518)	$(50,708)	$(153,606)	$(132,490)
Change in unrealized loss on investments, net of tax	92	119	36	235
Comprehensive loss	$(52,426)	$(50,589)	$(153,570)	$(132,255)
(1) Includes related party amount of $0.1 million and $0.8 million for the three and nine months ended September 30, 2023.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuances of common stock under the employee stock purchase plan	74,488	—	436	—	—	436
Issuance of common stock upon exercise of stock options	9,664	—	36	—	—	36
Stock-based compensation expense	—	—	5,209	—	—	5,209
Change in unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(45,761)	(45,761)
Balance as of March 31, 2024	120,021,274	2	780,950	(95)	(537,091)	243,766
Issuance of common stock upon exercise of stock options	9,539	—	35	—	—	35
Stock-based compensation expense	—	—	8,091	—	—	8,091
Change in unrealized loss on investments, net of tax	—	—	—	24	—	24
Net loss	—	—	—	—	(55,327)	(55,327)
Balance as of June 30, 2024	120,030,813	$2	$789,076	$(71)	$(592,418)	$196,589
Issue of common stock under the Securities Purchase Agreement to BMS — related party (Note 9)	11,006,163	—	38,081	—	—	38,081
Issuances of common stock under the employee stock purchase plan	115,021	—	401	—	—	401
Issuance of common stock upon exercise of stock options	8,845	—	32	—	—	32
Stock-based compensation expense	—	—	6,827	—	—	6,827
Change in unrealized loss on investments, net of tax	—	—	—	92	—	92
Net loss	—	—	—	—	(52,518)	(52,518)
Balance as of September 30, 2024	131,160,842	$2	$834,417	$21	$(644,936)	$189,504
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

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(153,606)	$(132,490)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	20,127	9,481
Non cash lease expense	10,147	9,440
Depreciation expense	4,411	3,406
Change in fair value of short-term investment — related party	544	3,017
Amortization of premiums and discount on short-term investments	(2,949)	(2,320)
Deferred income taxes	—	(279)
Changes in operating assets and liabilities:
Collaboration receivable — related party	(55,000)	—
Prepaid expenses and other current assets	(9,466)	(9,040)
Accounts payable	(7,717)	6,861
Accrued expenses and other current liabilities	1,987	(755)
Accrued settlement payment — related party	(13,500)	—
Deferred revenue — related party	71,919	—
Lease liabilities	(6,007)	(8,869)
Net cash used in operating activities	(139,110)	(121,548)
Cash flows provided by (used in) investing activities:
Maturities of investments	171,300	85,021
Purchases of investments	(146,317)	(100,541)
Purchases of property and equipment	(5,503)	(6,884)
Return (payments) of security deposits	724	(170)
Net cash provided by (used in) investing activities	20,204	(22,574)
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs	132,055	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	18,800	—
Proceeds from issuance of common under the BMS Securities Purchase Agreement — related party	38,081	—
Proceeds from research and development funding liability	6,000	—
Proceeds from ESPP offerings	836	—
Net proceeds from stock option exercises	103	461
Net cash provided by financing activities	195,875	461

Net change in cash, cash equivalents, and restricted cash	76,969	(143,661)
Cash, cash equivalents, and restricted cash at beginning of period	55,070	201,116
Cash, cash equivalents, and restricted cash at end of period	$132,039	$57,455
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$132,039	$57,455
Less: restricted cash	14,062	13,496
Total cash, and cash equivalents	$117,977	$43,959

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,935	$3,265
Decrease in right-of-use assets due to lease termination	$—	$6,100
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$111	$513
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Nature of the Business and Basis of Presentation
Prime Medicine, Inc., together with its consolidated subsidiary (the “Company”) is a biotechnology company committed to delivering a new class of differentiated one-time curative genetic therapies. The Company is deploying Prime Editing technology, which it believes is a versatile, precise, and efficient gene editing technology. The Company was incorporated in the State of Delaware in September 2019. Its principal offices are in Cambridge, Massachusetts.
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
On September 28, 2024 (the “Effective Date”), the Company entered into a Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”). Additionally, on the Effective Date, the Company entered into a Securities Purchase Agreement (the “BMS Purchase Agreement”) with BMS, pursuant which the Company agreed to sell and issue shares of its common stock to BMS. The BMS Collaboration Agreement and the BMS Purchase Agreement are discussed in greater detail in Note 9, Significant Agreements. Under the BMS Collaboration Agreement, the Company received the $55.0 million equity investment in September 2024 and the $55.0 million upfront payment in October 2024.
Since its inception, the Company has incurred substantial losses and, as of September 30, 2024, the Company had an accumulated deficit of $644.9 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company expects that its cash, cash equivalents, and investments of $175.5 million as of September 30, 2024, along with the $55.0 million upfront payment received from BMS in October 2024 discussed above, will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2023 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024.
Change in Presentation
For the three and nine months ended September 30, 2024, “Other income, net” as presented on the condensed consolidated statements of operations and comprehensive loss was disaggregated into “Accretion (amortization) of investments,” “Interest income,” and “Other income, net”. This presentation has been conformed for all previous periods presented and had no impact on previously reported results.
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
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, the valuation of the Company’s common stock and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.
Revenue recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.
The Company enters into collaboration and licensing agreements with partners, which are within the scope of ASC 606, under which it may exclusively license rights to research, develop, manufacture, and commercialize product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: (1) non-refundable, upfront fees; (2) equity investment; (3) reimbursement of certain costs; (4) customer option fees for additional goods or services; (5) development milestone payments; (6) regulatory milestone payments; (7) commercial milestone payments; and (8) royalties on net sales of licensed products.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s condensed consolidated balance sheet. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. Deferred revenue expected to be recognized as revenue within 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current.
Milestone payments
At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its disclosures.
Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of September 30, 2024:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$59,329	$—	$59,329
Corporate debt securities	—	995	—	995
Short-term investments:
U.S. Treasury and government securities	—	40,603	—	40,603
Corporate debt securities	—	12,039	—	12,039
Related party short-term investment:
Beam equity securities	4,908	—	—	4,908
Total cash equivalents and investments	$4,908	$112,966	$—	$117,874

	As of December 31, 2023:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$24,209	$—	$24,209
Short-term investment:
U.S. Treasury and government securities	—	74,639	—	74,639
Related party short-term investment:
Beam equity securities	5,452	—	—	5,452
Total cash equivalents and investments	$5,452	$98,848	$—	$104,300
The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of the Company’s U.S. Treasury and government securities, corporate debt securities, and money market funds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency and U.S. Treasury securities.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of September 30, 2024:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$40,585	$18	$—	$40,603
Corporate debt securities	12,035	4	—	12,039
Total short-term investments in debt securities	$52,620	$22	$—	$52,642

	As of December 31, 2023:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$74,654	$7	$(22)	$74,639
Total short-term investments in debt securities	$74,654	$7	$(22)	$74,639
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Due within one year	$52,642	$74,639
Marketable securities in unrealized loss positions consisted of the following:

	As of September 30, 2024:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
Corporate debt securities	2	$3,995	$—
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of September 30, 2024 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Property and equipment:
Laboratory equipment	$26,024	$23,873
Leasehold improvement	5,463	579
Furniture and Fixture	1,059	278
Computer hardware and software	869	11
Construction in progress	1,751	5,402
Total property and equipment	35,166	30,143
Less: Accumulated depreciation	(11,879)	(7,484)
Total property and equipment, net	$23,287	$22,659
Depreciation expense related to property and equipment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation Expense	$1,558	$1,236	$4,411	$3,406

5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities
Accrued employee compensation and benefits	$7,510	$8,270
Accrued professional fees	5,575	2,273
Accrued license fee	4,197	—
Lab-related supplies and services	296	1,962
Other	1,106	1,605
Total accrued expenses and other current liabilities	$18,684	$14,110
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
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space in Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease. Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
Accounting Considerations
The Company determined that the lease contained three separate lease components, each of which represents a right of use that the Company can benefit from on its own and neither of which are highly dependent nor highly related to each other. The Company allocated the consideration among the three lease components based on their relative fair market values.
In accordance with ASC 842, Leases, the lease commenced for one of the lease components in March 2024 and the Company recorded a right-of-use asset of $44.9 million, and a corresponding lease liability of $33.6 million on the lease commencement date; this includes a reclass of $11.3 million from prepaid expenses to right-of-use asset related to build out costs which were determined to be owned by the lessor. As the exercise of the option to extend the lease term is not reasonably certain, the Company will recognize lease expense for this lease component through February 2034.
The lease commencement for the other two lease components is expected to occur in 2025. Any consideration paid to lease components for which the lease has not commenced are recorded as prepaid expense on the condensed consolidated balance sheets.
Arsenal Street, Watertown, Massachusetts Leases
In August 2024, the Company entered into the third amendment to its existing lease for approximately 16,000 square feet of combined laboratory and office space at 480 Arsenal Street (the “480 Arsenal Amendment”). In September 2024, the Company entered into a new lease for approximately 48,500 square feet of combined laboratory and office space at 500 Arsenal Street (the “500 Arsenal Lease”). The landlords of the spaces at 480 Arsenal Street and 500 Arsenal Street are affiliates.
The 480 Arsenal Amendment provides the Company with an additional 9,400 square feet of combined laboratory and office space (the “Expansion Space”) at no additional cost and also provides an early termination date for the existing space and the Expansion Space as the later of: 1) the date occurring 150 days after the lease commencement of 500 Arsenal Lease, or 2) 30 days after substantial completion, as defined in the 500 Arsenal Lease, of tenant improvements at 500 Arsenal Street. If the 500 Arsenal Lease is terminated prior to its lease commencement such that the lease commencement never occurs, the Company will begin paying lease payments on the Expansion Space at the current rate for its existing space at 480 Arsenal Street and the early termination provisions of the 480 Arsenal Amendment become null and void.
The 500 Arsenal Lease term is expected to commence in December 2024 with a base term of 11 months. Subsequent to the base term, the Company has an option to extend the lease through August 2028. The Company secured the lease with a $0.6 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2024. The 500 Arsenal Lease also provides a tenant improvement allowance of $2.4 million and an additional tenant improvement allowance of $1.2 million, which the Company would be obligated to repay to the landlord.
Accounting Considerations
As the 480 Arsenal Amendment and the 500 Arsenal Lease meet the criteria for combining contracts under ASC 842, the Company determined that both 480 Arsenal Amendment and the 500 Arsenal Lease are modifications to its existing lease at 480 Arsenal Street. Within the combined contract the Company identified two separate lease components, each of which represents a right of use that the Company can benefit from on its own and none which are neither highly dependent nor highly related to the other. The Company allocated the consideration under the combined contract among the two lease components based on their relative fair market value. In calculating the allocable consideration and the fair market value of each lease component, the Company determined it is probable that it will exercise the option to extend the lease term provided under the 500 Arsenal Lease.
In accordance with ASC 842, the Company possessed the ability to control and derive the economic benefit for its leased space at 480 Arsenal on the effective date of the modification. Therefore, on the effective date, the Company recorded a right-of-use asset and a corresponding lease liability, neither of which were materially different from the existing right-of-use asset and lease liability as of the modification date.
For accounting purposes, the lease commencement for 500 Arsenal is expected to occur in the first quarter of 2025. Consideration paid for this lease component is recorded as prepaid expense on the condensed consolidated balance sheets and is not recognized until lease commences.

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2024:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2024	$1,591
2025	19,773
2026	23,387
2027	22,921
2028	22,294
Thereafter	118,079
Total undiscounted lease payments	208,045
Less: payments related to leases not commenced	(136,637)
Less: imputed interest	(30,160)
Total operating lease liability	$41,248
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
In September 2024, the Company entered into the BMS Purchase Agreement pursuant to which the Company issued, and BMS purchased, in an unregistered offering (the “Offering”), 11,006,163 shares (the “Shares”) of the Company’s common stock for an aggregate purchase price of $55.0 million pursuant to the terms and conditions thereof. The BMS Purchase Agreement includes lock-up restrictions with respect to the Shares. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the Shares until September 30, 2027 subject to specified conditions and exceptions. In addition, the Company agreed, among other things, to file with the Securities and Exchange Commission a registration statement covering the resale of the Shares and to use commercially reasonable efforts to cause such registration statement to become effective on or prior to ninety (90) calendar days after closing. Please refer to Note 9, Significant Agreements, for additional discussion of the BMS Collaboration Agreement.
Pre-funded Warrants
As discussed in Note 1, Nature of the Business and Basis of Presentation, in February 2024, the Company sold pre-funded warrants to purchase 3,200,005 shares of common stock at a public offering price of $6.24999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.00001 per share exercise price for each pre-funded warrant. Subject to certain requirements, the pre-funded warrants can be exercised by the holder at any time. As of September 30, 2024, there have not been any exercises of the pre-funded warrants.
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
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, acting as the Company’s agent and/or principal (the “Sales Agent”), with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent. As of September 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2023, the annual increase resulted in an additional 4,868,856 shares authorized being added to the 2022 Plan. As of September 30, 2024, the Company had 21,522,110 shares reserved under the 2022 Plan and the 2019 Plan, and 8,783,976 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2024. As of September 30, 2024, the Company had 1,753,191 shares available for issuance under the 2022 Plan.

During the nine months ended September 30, 2024, the Company issued 189,509 shares of the Company’s common stock under the 2022 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2023	7,641,863	$9.79
Granted	4,434,710	8.03
Exercised	(28,048)	3.69
Cancelled or forfeited	(372,121)	11.02
Outstanding at September 30, 2024	11,676,404	$9.10
Options vested and exercisable at September 30, 2024	4,335,142	$8.63
Options vested and expected to vest at September 30, 2024	11,676,404	$9.10
As of September 30, 2024, there was $46.7 million of total unrecognized compensation cost related to time-based unvested stock options. The Company expects to recognize such amount over a remaining weighted-average period of 2.4 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	411,730	$6.65
Granted	650,000	7.74
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at September 30, 2024	1,061,730	$7.31
Vested and exercisable at September 30, 2024	385,208	$6.72
As of September 30, 2024, there was $3.2 million of total unrecognized compensation cost related to performance-based stock options.
Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The vesting of these restricted stock awards are time-based or performance-based.

Time-Based Restricted Common Stock
The following table summarizes the Company’s time-based restricted common stock activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	903,227	$0.17
Issued	—	—
Vested	(806,085)	0.15
Repurchased	(4,423)	0.34
Outstanding at September 30, 2024	92,719	$0.32
Performance-Based Restricted Common Stock
The following table summarizes the Company’s performance-based restricted common stock activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	3,832,769	$0.07
Issued	—	—
Vested	(360,226)	0.18
Repurchased	—	—
Outstanding at September 30, 2024	3,472,543	$0.06
As of September 30, 2024, there was $0.2 million of total unrecognized compensation cost related to unvested performance-based restricted common stock.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based compensation expense:
Research and development	$2,982	$2,224	$9,928	$5,558
General and administrative	3,845	1,993	10,199	3,923
Total stock-based compensation expense	$6,827	$4,217	$20,127	$9,481
9.Significant Agreements
The Company’s significant agreements are disclosed in Note 11, License and Collaboration Agreements, in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 1, 2024. Since the date of those financial statements, there have been no changes to the Company’s significant agreements except those discussed below.

Bristol-Myers Squibb — Related Party
On September 28, 2024 the Company entered into the BMS Collaboration Agreement with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS. Under the terms of the BMS Collaboration Agreement, the Company granted to BMS an exclusive worldwide license to certain Prime Editing technology for developing, manufacturing and commercializing ex vivo T-cell therapeutic products directed to select targets. Additionally, on the Effective Date, the Company entered into the BMS Purchase Agreement with BMS, pursuant which the Company agreed to sell and issue shares of its common stock to BMS.
Research Collaboration and License Agreement
Pursuant to the BMS Collaboration Agreement, the Company will design Prime Editing reagents to be used by BMS to develop, manufacture and commercialize ex vivo T-cell therapeutic products directed to specific targets selected by BMS.
Under the BMS Collaboration Agreement, the Company will receive a $55.0 million upfront payment, which is recorded as collaboration receivable — related party on the condensed consolidated balance sheets as of September 30, 2024, and received a $55.0 million equity investment from BMS (as described below). The Company is also eligible to receive more than $3.5 billion in milestones, including up to $185 million in preclinical milestones, up to $1.2 billion in development milestones, and up to $2.1 billion in commercialization milestones, along with royalties on net sales.
Unless earlier terminated, the term of the BMS Collaboration Agreement continues until expiration of the last royalty term for the applicable product in the applicable country. The BMS Collaboration Agreement is subject to customary termination provisions, including termination by a party for the other party’s uncured, material breach.
Stock Purchase Agreement
On the Effective Date, the Company entered into the BMS Purchase Agreement with BMS, pursuant to which the Company agreed to issue and sell, and BMS agreed to purchase, in the Offering, 11,006,163 Shares of the Company’s Common Stock for an aggregate purchase price of $55.0 million pursuant to the terms and conditions thereof. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the Shares until September 30, 2027 subject to specified conditions and exceptions. The BMS Collaboration Agreement and Stock Purchase Agreement were accounted for as a combined contract. The fair value of the Common Stock were recorded at their fair value as permanent equity as of September 30, 2024.
BMS Collaboration Agreement Accounting
The Company assessed the BMS Collaboration Agreement and concluded that BMS is a customer. The Company identified the following promises under the contract: (i) a license to develop, manufacture and commercialize the ex vivo T-cell therapeutic products to select targets, (ii) obligation to perform research services, (iii) participation in various committees, (iv) technology transfer services, and (v) regulatory support services. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that BMS cannot benefit from the promised goods and services separately from the others as they are highly interrelated and interdependent and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.
At contract inception, the transaction price was determined to be $72.0 million, which represents the aggregate of the upfront nonrefundable payment for the BMS Collaboration Agreement and the premium paid by BMS on its equity investment in the Company. Development milestones were fully constrained. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. Cost to perform the Company’s obligations under the BMS Collaboration Agreement will be recognized as research and development expenses in the period incurred.
As of September 30, 2024, no revenue has been recognized under the BMS Collaboration Agreement and the full transaction price is recorded as deferred revenue and deferred revenue, net of current on the Company’s condensed consolidated balance sheets.
Supplemental information related to the BMS Collaboration Agreement consisted of the following as of September 30, 2024 (in thousands):

Collaboration receivable — related party	$55,000
Deferred revenue — related party	9,280
Deferred revenue, net of current — related party	62,639
Amendment No. 4 to The Broad Institute License Agreement
In connection with the BMS Collaboration Agreement, the Company entered into a Letter Agreement (the “Amendment”) with The Broad Institute, Inc. (“Broad”) on September 27, 2024, which amends that certain license agreement by and between the Company and Broad, dated as of September 26, 2019 (as amended, the “Broad-Prime License Agreement”), to modify certain obligations of Company and rights of Broad in relation to the BMS Collaboration Agreement as a sublicense under the Broad-Prime License Agreement. The Amendment, among other things, modifies the royalty and certain commercial milestones that the Company is obligated to pay to Broad on net sales of products under the BMS Collaboration Agreement. Except as expressly stated in the Amendment, all other terms and provisions of the Broad-Prime License Agreement shall remain in full force and effect. Amounts due to Broad as a result of the BMS Collaboration Agreement are recorded as accrued expenses on the condensed consolidated balance sheet as of September 30, 2024.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(52,518)	$(50,708)	$(153,606)	$(132,490)
Denominator:
Weighted-average common shares outstanding, basic and diluted	119,764,270	91,846,835	114,492,416	90,469,866
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.55)	$(1.34)	$(1.46)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Anti-dilutive common stock equivalents:
Options to purchase common stock	12,061,612	7,634,966
Unvested restricted common stock	3,565,262	5,094,769
Total anti-dilutive common stock equivalents:	15,626,874	12,729,735
11.Related Party Transactions
Consulting Agreement with David Liu
Pursuant to a Consulting Agreement dated September 13, 2019, as amended on October 22, 2021 and July 31, 2024 (as amended, the “Consulting Agreement”), between the Company and David Liu, for the three months ended September 30, 2024 and 2023, the Company made payments of $25,000 and $37,500, respectively, in each period, and for the nine months ended September 30, 2024 and 2023, the Company made payments of $100,000 and $112,500, respectively, in each period for scientific consulting and other expenses. As of September 30, 2024 and December 31, 2023, there were no amounts included within accounts payable or accrued expenses. The Consulting Agreement terminated on September 1, 2024.
Myeloid Therapeutics
In December 2021, the Company and Myeloid entered into the Myeloid Collaboration Agreement and Myeloid Subscription Agreement during which time the Company and Myeloid had one common board member, who is also an affiliate of Newpath, one of the Company’s holders of common stock. In 2023, the Company terminated the Myeloid Collaboration Agreement.
In January 2024, the Company and Myeloid entered into a settlement agreement resolving two arbitration proceedings, which are described in Note 10, Licenses and Collaboration Agreements, in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 1, 2024. Under the terms of the settlement agreement, the parties agreed to resolve and settle all disputes between the parties and release all claims between them relating to the License Agreement and the arbitrations in exchange for the Company's payment to Myeloid of $13.5 million, certain mutual covenants, and other consideration. The settlement was accrued on the Company’s consolidated balance sheet as of December 31, 2023 and paid during the nine months ended September 30, 2024. As of September 30, 2024, there were no amounts included within accounts payable or accrued expenses.
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

Bristol-Myers Squibb
In September 2024, the Company and BMS, a related party, entered into the BMS Collaboration Agreement and the BMS Purchase Agreement. BMS is a related party due to its share of ownership of the Company.
The Company recognized the following amounts related to BMS (in thousands):

Collaboration receivable — related party	$55,000
Deferred revenue — related party	9,280
Deferred revenue, net of current — related party	62,639

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
Overview
We are a biotechnology company committed to delivering a new class of differentiated one-time curative genetic therapies. We are deploying Prime Editing technology, which we believe is a versatile, precise, and efficient gene editing technology.
In September 2024, we announced that we are strategically focusing our pipeline on a set of high value programs, each targeting a disease with well-understood biology and a clearly defined clinical development and regulatory path, and each expected to provide the foundation for expansion into additional opportunities. This diversified portfolio of high value, investigational therapeutic programs is organized around our core areas of focus: hematology, immunology and oncology, liver, and lung. We are advancing additional programs as potential partnership opportunities.
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
BMS Collaboration Agreement
In September 2024, we entered into the Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb Company (“BMS”), pursuant to which we granted to BMS an exclusive worldwide license to certain Prime Editing technology for developing, manufacturing and commercializing ex vivo T-cell therapeutic products directed to select targets.
Under the terms of the BMS Collaboration Agreement, we will design optimized Prime Editor reagents for a select number of targets, including reagents that use our Prime Assisted Site-Specific Integrase Gene Editing (“PASSIGE”) technology. BMS will be responsible for development, manufacturing and commercialization of the ex vivo T-Cell therapeutic products, with support from us in gene editing strategy and reagent development.
We will receive a $55.0 million upfront payment and have received a $55 million equity investment from BMS. We are also eligible to receive more than $3.5 billion in milestones, including up to $185 million in preclinical milestones, up to $1.2 billion in development milestones, and more than $2.1 billion in commercialization milestones, along with royalties on net sales. See Note 9, Significant Agreements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Components of Our Results of Operations
Revenues
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products for the foreseeable future. Our revenues to date have been generated through research collaboration and license agreements. We recognize revenue over the expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not received any royalties under any of our existing collaboration agreements.
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
We expect our research and development expenses to continue to increase substantially for the foreseeable future with our planned research and development activities related to developing any future product candidates, including investments in manufacturing, as we advance any product candidates we may identify and begin to conduct clinical trials, and with our obligations under the BMS Collaboration Agreement.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Research and development expenses:
Personnel expenses	$14,935	$13,246	$1,689
Lab supplies	9,714	18,183	(8,469)
Facility related and other	7,735	6,160	1,575
License, intellectual property fees, and other	5,447	1,510	3,937
Professional and consultant fees	1,786	1,868	(82)
Clinical expense	723	—	723
Total research and development expenses	$40,340	$40,967	$(627)
The $0.6 million decrease in research and development expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily driven by an $8.5 million decrease in lab supplies purchases of materials for our ongoing Phase 1 clinical trial in Q3 2023.
This was offset by:
•$3.9 million increase in license fees for amounts due to the Broad resulting from the BMS Collaboration Agreement;
•$1.7 million increase in personnel expense, primarily due to an increase in non-cash stock-based compensation expense of $0.8 million; and
•$1.6 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space.

General and Administrative Expenses

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
General and administrative expenses:
Personnel expenses	$7,433	$4,908	$2,525
Professional and consultant fees	4,198	3,659	539
Facility related and other	2,470	1,926	544
Total general and administrative expenses	$14,101	$10,493	$3,608
The $3.6 million increase in general and administrative expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily driven by a $2.5 million increase in personnel expense, a majority of which was an increase in non-cash stock-based compensation expense of $1.9 million.
Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Other income:
Accretion (amortization) of investments	$885	$1,769	$(884)
Interest income	697	410	287
Change in fair value of short-term investment — related party	215	(1,579)	1,794
Other income, net	(83)	43	(126)
Total other income, net	$1,714	$643	$1,071
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Operating Expenses
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Research and development expenses:
Personnel expenses	$46,140	$37,036	$9,104
Lab supplies	32,723	42,095	(9,372)
Facility related and other	26,371	17,485	8,886
License, intellectual property fees, and other	8,372	4,885	3,487
Professional and consultant fees	4,659	4,945	(286)
Clinical expense	2,920	—	2,920
Total research and development expenses	$121,185	$106,446	$14,739

The $14.7 million increase in research and development expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily driven by:
•$9.1 million increase in personnel expense, including an increase in non-cash stock-based compensation expense of $4.4 million, driven by our increased headcount of our research and development function;
•$8.9 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space;
•$3.5 million increase in license fees for amounts due to the Broad resulting from the BMS Collaboration Agreement; and
•$2.9 million increase in clinical expenses related to PM359, our candidate to treat chronic granulomatous disease.
This was offset by a $9.4 million decrease in lab supplies due to purchases of materials for our ongoing Phase 1 clinical trial in Q3 2023.
General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
General and administrative expenses:
Personnel expenses	$20,273	$12,117	$8,156
Professional and consultant fees	10,129	11,869	(1,740)
Facility related and other	7,458	6,317	1,141
Total general and administrative expenses	$37,860	$30,303	$7,557
The $7.6 million increase in general and administrative expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily driven by:
•$8.2 million increase in personnel expense, a majority of which was an increase in non-cash stock-based compensation expense of $6.3 million; and
•$1.1 million increase in facility related and other primarily related to the ongoing build out of our facility at 60 First Street.
This was offset by a $1.7 million decrease in professional and consultant fees for legal services.
Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Other income:
Accretion (amortization) of investments	$3,201	$4,551	$(1,350)
Interest income	1,984	2,320	(336)
Change in fair value of short-term investment — related party	(544)	(3,017)	2,473
Other income, net	(2)	126	(128)
Total other income, net	$4,639	$3,980	$659

Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of September 30, 2024, we had cash, cash equivalents, and investments of $175.5 million, excluding our restricted cash, or $189.6 million, including restricted cash.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(139,110)	$(121,548)
Net cash provided by (used in) investing activities	20,204	(22,574)
Net cash provided by financing activities	195,875	461
Net change in cash, cash equivalents, and restricted cash	$76,969	$(143,661)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was driven primarily by the following uses of cash:
•$153.6 million net loss;
•$13.5 million change in accrued settlement payment — related party;
•$9.5 million change in prepaid and other current assets;
•$7.7 million change in accounts payable; and
•$6.0 million change in lease liabilities.
These were offset by:
•$32.3 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party;
•$71.9 million change in deferred revenue from consideration received from BMS in September 2024; and
•$2.0 million change in accrued expenses and other current liabilities.
Net cash used in operating activities for the nine months ended September 30, 2023 was driven primarily by the following uses of cash:
•$132.5 million net loss;

•$9.0 million change in prepaid and other current assets; and
•$8.9 million change in lease liabilities.
These were offset by:
•$22.7 million of non-cash amounts included in net loss, which primarily consisted of change in fair value of short-term investment — related party, non-cash lease expense, and stock-based compensation expense; and
•$6.9 million change in accounts payable.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was driven primarily by the following $25.0 million of maturities of marketable securities, net of purchases, offset by $5.5 million of purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2023 was driven primarily by the following:
•$15.5 million of purchases of marketable securities, net of maturities; and
•$6.9 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was driven primarily by the following:
•$132.1 million of Proceeds from issuances of common stock in the our February 2024 public offering;
•$38.1 million of proceeds from issuance of common stock to BMS in September 2024;
•$18.8 million of proceeds from issuance of pre-funded warrants contemporaneous with our February 2024 public offering; and
•$6.0 million of proceeds received under our agreement with Cystic Fibrosis Foundation.
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.
We believe our existing cash, cash equivalents, and investments, along with the upfront payment of $55.0 million received from BMS in October 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
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
During the nine months ended September 30, 2024, except for the minimum lease commitments disclosed in Note 7, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for the year ended December 31, 2023, and notes thereto, included in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of September 30, 2024, we held cash, cash equivalents, investments, and restricted cash of $189.6 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Changes in Internal Control Over Financial Reporting
On September 28, 2024 we entered into the BMS Collaboration Agreement. As a result, during the three months ended September 30, 2024, we made modifications to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)), including changes to accounting policies and procedures, operational processes, and documentation practices that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting over the revenue and related accounts as well as disclosures.
Other than the item described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2024 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
In September 2024, we entered into the BMS Purchase Agreement with BMS, pursuant to which we agreed to issue and sell, and BMS agreed to purchase 11,006,163 shares of common stock for an aggregate purchase price of $55.0 million pursuant to the terms and conditions thereof.
The BMS Purchase Agreement includes lock-up restrictions with respect to the common stock purchased. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the shares until September 30, 2027 subject to specified conditions and exceptions. In addition, the Company agreed, among other things, to file with the Securities and Exchange Commission a registration statement covering the resale of the shares and to use commercially reasonable efforts to cause such registration statement to become effective on or prior to ninety (90) calendar days after closing.
Use of Proceeds From Registered Securities
In November 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings (the “2023 ATM Program”). Jefferies is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of our shares of common stock. Pursuant to the Sales Agreement, any shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275321) filed with the SEC on November 3, 2023, including the base prospectus contained therein, as declared effective by the SEC on November 13, 2023. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of September 30, 2024, we have not sold any shares of common stock under the 2023 ATM program.
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

Issuer Purchases of Equity Securities
None.
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

3.3	Second Amended and Restated Bylaws of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024).

10.1+†*	Securities Purchase Agreement, dated September 28, 2024, by and between Juno Therapeutics, Inc. and the Registrant.

10.2†*	Research Collaboration and License Agreement, dated September 28, 2024, by and between Juno Therapeutics, Inc. and the Registrant.

10.3+†*	Amendment No. 4 to License Agreement, dated September 27, 2024, by and between the Broad Institute, Inc. and the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
†    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.
+    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

(b)Financial Statement Schedules.
None.

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Medicine, Inc.

Date: November 12, 2024	By:	/s/ Keith Gottesdiener
Keith Gottesdiener
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer (Principal Financial Officer)