Form 10-K
period 2024-12-31
Prime Medicine, Inc.
filed 2025-02-28
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(617) 465-0013
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $296,732,308 based on a closing price of $5.14 per share as quoted by the Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2025, there were 131,160,842 shares of Common Stock, $0.00001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

References to Prime Medicine
Throughout this Annual Report on Form 10-K, “Prime Medicine,” “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Prime Medicine, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Prime Medicine, Inc.
From time to time we may use our website, our X, formerly Twitter, account (@PrimeMedicine) or our LinkedIn profile at https://www.linkedin.com/company/prime-medicine to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.primemedicine.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media is not incorporated into, and does not form a part of, this Annual Report on Form 10-K. We intend to apply for various trademarks that we use in connection with the operation of our business. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, SM and ™ symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

Cautionary Note Regarding Forward-looking Information
This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “envision,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•the timing of our investigational new drug, or IND, application submissions;
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
•our ability to maintain collaborations or strategic relationships and the ability to identify and enter into future license agreements and collaborations;
•developments related to our Prime Editing technology;
•regulatory developments in the United States and foreign countries;
•our ability to attract and retain key scientific and management personnel;
•our estimates of our expenses, capital requirements, needs for additional financing;
•the effect of unfavorable macroeconomic conditions or market volatility resulting from global economic conditions or geopolitical developments, including rising inflation and capital market disruptions, international tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;
•our expectations regarding the anticipated timeline of our cash runway, future financial performance and our ability to continue as a going concern; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and these statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K, particularly in the "Summary Risk Factors" and “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Unless otherwise disclosed, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.
You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to this Annual Report on Form 10-K or other filings with the Securities and Exchange Commission, or the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date hereof, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise after the date of such statements, except as required by applicable law.
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Such information is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained statistical and other industry and market data from our own internal estimates and research, as well as from reports, industry publications and research, surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the sections titled “Summary Risk Factors” and “Risk Factors.”

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
•Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Annual Report on Form 10-K, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
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
v

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
The field of genetic medicine has rapidly evolved over the last decade, with groundbreaking advances in gene therapy, cell therapy, ribonucleic acid, or RNA, therapy, and, more recently, gene editing. This includes the approval of the first CRISPR/Cas9-based gene editing therapy by the U.S. Food and Drug Administration, or the FDA, for the treatment of sickle cell disease. These technologies represent significant advancements for genetic medicines but we believe Prime Editing is the only gene editing technology that, by itself, can edit, correct, insert and delete deoxyribonucleic acid, or DNA, sequences in any target tissue. We believe Prime Editing technology has transformative potential that could change the course of how many diseases are treated and overcome the challenges associated with current genetic therapies.
Prime Editing can correct mutations across many tissues, organs, and cell types, in both dividing and non-dividing human cells. For example, Prime Editing technology has the ability to repair diverse mutations, including all types of point mutations, deletion mutations, insertion and duplication mutations and insertion-deletion mutations. Our analysis of more than 75,000 pathological, or disease-causing, mutations found in the National Center for Biotechnology Information ClinVar Database shows that those addressable by Prime Editing technology account for approximately 90 percent of genetic variants associated with disease. As such, we believe Prime Editing technology has the theoretical potential to repair approximately 90 percent of known disease-causing mutations across many tissues, organs and cell types.
In addition, we believe our Prime Assisted Site-Specific Integrase Gene Editing, or PASSIGETM technology, may enable Prime Editing to precisely insert gene-sized sequences. PASSIGE uses Prime Editing to insert one or more recombinase recognition sequences at precisely chosen locations in the genome. In our preclinical studies, we have shown that a site-specific recombinase can locate the recombinase recognition sequence and carry out DNA recombination, resulting in the desired large DNA sequence insertion at the desired location in the genome. We believe that such a technology has the potential to precisely insert “gene-sized” pieces of DNA, at a predetermined and specific site in the genome. Taken together, Prime Editing’s versatile gene editing capabilities have the potential to unlock opportunities across thousands of potential indications.
Prime Editors have the ability to create permanent modifications at their natural genomic location, resulting in durable edits that retain their native physiological control and are passed on to daughter cells. Our next generation gene editing technology is designed to produce a wide variety of precise, predictable and efficient genetic outcomes at the targeted sequence, while minimizing unwanted bystander edits and off-target edits and avoiding double-stranded DNA breaks. Our Prime Editors are designed to make only the right edit at the right position within a gene.
If nuclease gene editing approaches are “scissors” for the genome, and base editors are “pencils,” erasing and rewriting a subset of single letters in the gene, then Prime Editing is a “word processor,” searching for the correct location and replacing or repairing a wide variety of target DNA.
Recent highlights of the programs in our portfolio include the following:
•In April 2024, the FDA cleared our IND application for PM359 for the treatment of chronic granulomatous disease, or CGD, a serious life-threatening disease that presents in childhood, enabling us to initiate our global Phase 1/2 clinical trial in the United States. The Phase 1/2 clinical trial is a multinational, first-in-human trial designed to assess the safety and efficacy of PM359 in adult and pediatric study participants. PM359, our first product candidate within our hematology, immunology and oncology area of focus, targets the p47phox variant of CGD. PM359 is comprised of autologous hematopoietic stem cells, or HSC, modified ex vivo using Prime Editors that have been designed to correct cells containing the disease-causing mutation. We believe Prime Editing is uniquely well-suited to address this form of CGD. We have received rare pediatric drug designation, or RPDD, and orphan drug designation, or ODD, from the FDA for PM359 in January 2024. We also have received fast track designation from the FDA for PM359 in November 2024.
•We have demonstrated Prime Editing of cells in preclinical studies at predicted therapeutically relevant levels for Wilson’s Disease in our liver area of focus. In October 2024, we presented in vivo proof-of-concept data demonstrating successful correction of a disease-causing mutation in Wilson’s Disease in a fully humanized mouse model and precise editing of the genomic site in non-human primate, or NHP, models using our proprietary, universal liver-targeted lipid nanoparticle, or LNP, platform to deliver the Prime Editor.
•We continue to advance multiple Prime Editors in our lung area of focus for the treatment of Cystic Fibrosis, or CF. In January 2024, we entered into a therapeutic development agreement with the Cystic Fibrosis Foundation, or CFF, in which CFF agreed to provide Prime Medicine with up to $15 million to support development of hotspot editing with PASSIGE in CF, as well as our ongoing efforts to develop delivery to the lung. Through hotspot editing, we aim to address multiple mutations at mutational hotspots using a small number of Prime Editors, potentially addressing a large percentage of individuals with CF with only a few Prime Editors. In parallel, using PASSIGE, we aim to address nearly all people with CF using a single superexon insertion strategy.
•In September 2024, we entered into a strategic research collaboration and license agreement, or the BMS Collaboration Agreement, with Bristol Myers Squibb, or BMS, via its wholly owned subsidiary, Juno Therapeutics, Inc., or Juno, in which BMS agreed to provide us with a $55.0 million upfront payment and a $55.0 million equity investment in exchange for developing reagents for the next generation of ex vivo T-cell therapies. BMS will be responsible for development, manufacturing and commercialization of the next generation cell therapies, with support from us in gene editing strategy and reagent development. We are eligible to receive more than $3.5 billion in milestones, including up to $185.0 million in preclinical milestones, up to $1.2 billion in development milestones and up to $2.1 billion in commercialization milestones, along with royalties on net sales.
•To maximize the potential of our Prime Editing technology, in September 2024, we strategically focused our portfolio to a set of high value programs in the following core areas of focus: hematology, immunology and oncology, liver, and lung. We are identifying partnership opportunities to advance our other programs, including those for neurological diseases, cell therapy, ocular diseases and hearing loss.
Our Strategy
Our goal is to transform the lives of patients with debilitating diseases through the application of our Prime Editing platform and technology. We are committed to developing safe and efficient therapeutics using Prime Editing approaches to address high unmet need across a broad spectrum of diseases, from rare genetic diseases to severe, chronic and acute diseases. Key components of our strategy are as follows:
•Maximize the potential of Prime Editing to benefit patients. We believe our Prime Editing technology and capabilities represent the future of gene editing, with broad applications in medicine and life sciences. Through our proprietary rights to and ongoing advancements building upon this ground breaking gene-editing approach, we have established a clear leadership position in the Prime Editing field. We have built a cross-disciplinary team consisting of dedicated employees and other experts in Prime Editing and drug development who are passionate about our common goal of helping patients live longer, healthier lives.
•Deploy our technology to extend the application of one time potentially curative therapeutics to areas that we believe were not addressable before. To unlock the full potential of our Prime Editing technology across a wide range of therapeutic applications, we intend to advance multiple therapeutic programs into the clinic. We are currently focused on high-value programs for genetic diseases that we believe have a fast, direct path to treating patients, and those with high unmet need not currently addressable using other gene-editing approaches. Over time, we intend to push new and innovative technological developments to maximize Prime Editing’s versatile therapeutic potential, and unlock broad opportunities beyond the genetic diseases in our strategically focused pipeline, potentially including immunological diseases, cancers, infectious diseases, and targeting genetic risk factors in common diseases.

•Advance our pipeline while simultaneously enhancing, validating and enabling our modular platform. We are pursuing a diverse pipeline of investigational therapeutic programs organized around a set of high value programs in our core areas of focus: hematology, immunology and oncology, liver, and lung. We have designed a modular platform within each core area, which we believe will accelerate our ongoing efforts and enable rapid generation of new product candidates. We believe the core components, such as Prime Editors, off-target assays, delivery, manufacturing, clinical, and regulatory can be leveraged to accelerate our pipeline to clinical trials and potential approval.
To unlock the full potential of our Prime Editing technology across each of our areas of focus, we intend to use the delivery modality with the most compelling biodistribution and Prime Editing efficiency. We are currently focusing on electroporation for delivery to blood cells and immune cells ex vivo, LNP for non-viral in vivo delivery to the liver, lung and potentially other organs in the future and adeno-associated viruses, or AAV, for viral in vivo delivery to the eye, ear, and potentially the central nervous system, lung and muscle. Our goal is to develop highly modular delivery systems that allow us to rapidly develop new products targeting the same cells/tissues/organs by leveraging the approaches and data that precedes them.
•Continue to push the frontier of innovation in gene editing by optimizing and expanding our Prime Editing technology and capabilities. We plan to continue investing in our technology, team and intellectual property with a focus on reinforcing our leadership position and making fundamental progress towards better therapies for patients.
•Opportunistically evaluate synergistic and value-creating partnerships to maximize the broad potential of our platform. Our pipeline programs have been internally generated, and we retain worldwide development and commercialization rights to all of our programs except for certain ex vivo chimeric antigen receptor T-cell, or CAR T-cell, programs that are partnered with BMS. Given the broad potential of our technology, we intend business development to play an important role in building Prime Medicine, with the goal of accelerating our pipeline, bolstering our financial resources, and maximizing the potential of Prime Editing. Our overall partnership strategy includes: 1) partnering within our core areas to accelerate and globalize our current pipeline programs at the “right” stage of development; 2) outside our core areas, entering into collaboration or license agreements for programs now that we would not otherwise pursue in the near term; and 3) accessing enabling innovations, such as delivery and manufacturing capabilities. In 2024, we executed on this strategy by entering into a therapeutic development agreement with CFF and a collaboration agreement with BMS.
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
Current Challenges for the Field of Genetic Medicines
Despite significant progress within gene therapy, gene editing, cell therapy, and RNA therapeutics, there remain considerable limitations to current genetic medicine approaches that impede their ability to truly deliver on the promise of a curative, one-time therapy to the broadest set of patients.
Non-targeted gene therapy includes using viral vectors, such as AAV, retroviruses such as lentiviruses, or mobile gene elements, such as retrotransposons and transposons, to deliver new copies of genes, or transgenes, to cells. These approaches generally do not correct genes but insert new copies of genes or parts of genes into cells in a non-targeted manner. While having some important benefits, non-targeted gene therapy approaches have many key limitations including limited durability, inability to be re-dosed, variable gene expression, and random integration of transgenes into the genome, which carries the risk of insertional mutagenesis.
First generation gene editing methods rely on a class of enzymes called nucleases, such as CRISPR, ZFNs, engineered meganucleases and TALENs, to create double-stranded breaks in DNA at a targeted location. While nuclease-based gene editing approaches can be useful to inactivate a gene, they have several key limitations, including random creation of indels, or chromosomal insertions and deletions, low percentage editing efficiency to make corrections, replacements, or insertions in a gene, the ability to edit only in dividing cells, and unwanted DNA modifications associated with double-stranded breaks, including cell death response, genomic instability, off-target editing and the potential for oncogenesis.
Base editing is an emerging gene editing technology that can enable C-to-T, T-to-C, G-to-A or A-to-G base substitutions edits using either a Cytosine Base Editor, or CBE, or Adenine Base Editor, or ABE, respectively. However, base editing has several key limitations including the ability to reliably correct only 4 out of 12 possible single base mutations, the inability to make or correct insertion or deletions, unwanted on-target by-products, called bystander edits, near the targeted site, and limited optionality for targeting mutations due to its smaller editing window.
Prime Editing: A Next Generation Gene Editing Approach
Prime Editing is a next generation gene editing approach that we believe can address the genetic cause of disease and potentially provide patients with long-lasting cures. Although Prime Editing is a developing technology and is not yet validated in clinical studies, it has been extensively validated in vitro and in animal studies, both by our company and in hundreds of papers published in the primary scientific literature to date.
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
•Direct correction of DNA with no requirement for delivery of the corrected DNA sequence in many applications of Prime Editing.
•Modular for targeting a broad set of mutations, meaning that by redesigning the Prime Editing guide RNA, or pegRNA, a new mutation can be targeted for correction while leaving the other Prime Editor components largely unchanged.
•Multiple potential therapeutic applications, including but not limited to targeted gene correction, gene silencing or activation such as by altering the regulatory regions of genes, inserting or creating premature stop codons, or modifying splicing sequences, hotspot region replacement, multiplex editing of several genes simultaneously, and wild-type variant modification to protect against or modify risk for a disease.
•Capable of inserting, deleting or inverting kilobase amounts of genomic DNA by combining Prime Editing with proprietary recombinase technology in an approach we call PASSIGE.
Precision: Highly specific and predictable gene editing
•Designed to specifically make only the directed type of Prime Edit at the desired target location.
•Avoids the potential negative impacts associated with double-stranded DNA breaks, which results in minimal to potentially no unwanted on-target or off-target by-products and preservation of cell viability.
•Limited potential for bystander editing at the target site, a potential unwanted effect of base editing.
Efficiency: Durable gene edits with potential for superior therapeutic activity
•Single treatment resulting in permanent correction of disease-causing mutations by restoring the targeted gene back to its wild-type, or non-diseased sequence.

•Permanent, durable edits that persist in a cell and are passed along to daughter cells, creating potential for a life-long, “once and done” therapeutic outcome.
•Preservation of natural regulation and a normal number of copies of the gene in the cell by modification of genes under endogenous control, or in their native genomic setting.
Breadth: Able to address a wide range of diseases in multiple tissue types
•Applicability in a wide range of human cells, including both dividing and non-dividing human cells, a wide range of organs, tissues and cell types, including primary cells such as hepatocytes, HSC and neurons.
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
Prime Editing Technology
Prime Editors have at least two major components, a Prime Editor protein and a pegRNA. Our Prime Editor proteins contain two protein domains. The first domain is a programmable DNA binding domain, often a CRISPR-Cas protein domain, or Cas domain. Cas domains enable targeting of specific DNA sequences, and they have been adapted and engineered to target desired genomic locations in human cells with high specificity. In Prime Editors, programmable DNA binding domains, such as Cas domains, are typically modified such that they do not cause a double-stranded break in the DNA. The second protein domain of Prime Editors is a DNA polymerase domain, often a reverse transcriptase enzyme domain, or RT domain. Reverse transcriptases are DNA polymerase enzymes that write new DNA sequences by copying from an RNA template. In Prime Editing, the RT domain copies the edited DNA sequence directly into the target genomic site where the edit is made.
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
As shown in the second panel in the figure below, a Prime Editor protein, exemplified using a fusion protein containing a Cas domain and an RT protein domain, and the pegRNA locate the DNA target site using the pegRNA’s search sequence. As exemplified in the figure, when the correct DNA target is found (referred to as “edit check 1,” as described below), the Prime Editor’s Cas domain cleaves, or nicks, one of the two DNA strands, creating a single-stranded 3’ flap. The other DNA strand remains intact and is not cleaved by the Prime Editor, thus avoiding the formation of double-stranded DNA breaks. As shown in the third panel of the figure, the 3’ flap binds to a region of the replace sequence in the pegRNA (“edit check 2”) and “primes” the DNA synthesis. The Prime Editor’s RT domain copies a portion of the replace sequence, which incorporates the desired edit, as shown in the fourth panel. After the desired edit is copied, cellular DNA repair preferentially incorporates the corrected 3’ flap into the gene (“edit check 3”) while removing the excess original DNA sequence. The complementary DNA strand is also corrected through cellular DNA repair, using the Prime-Edited DNA strand as a template. Incorporation of the correction into the complementary DNA strand can be made more efficient by adding a nicking guide RNA, or ngRNA, where the Prime Editor also transiently nicks the complementary strand. The overall result is a target gene sequence that is corrected on both strands of DNA.
As highlighted in the figure below, there are three distinct steps in the Prime Editing pathway that require sequence complementarity between the target DNA and pegRNA sequences. Thus, the process of Prime Editing efficiently institutes three “edit checks,” or three sequential steps where the next step occurs when there is sequence complementarity. In addition to the lack of double-stranded DNA breaks, we believe that these “edit checks” are also important in helping to ensure that the right sequence in the genome is precisely edited in the desired manner, thereby minimizing both on- target and off-target mis-editing.

Illustration of Editing Mechanism by Prime Editor – No Double-Stranded DNA Breaks
Enhancing the Prime Editing Platform
The versatile nature of Prime Editing allows for the selection of the right tools for a specific gene edit to optimize for desired effects with high efficiency and precision at the targeted site, while minimizing off-target edits at more distant chromosomal sites. Since Prime Editing was first described, an increase in efficiency as well as an expansion in the scope of applications have been demonstrated and reported in multiple publications and abstracts as well as contributions from our team.
Multiple enhancements to our Prime Editing platform, including engineered and chemically modified pegRNAs, enhanced Prime Editors, and DNA mismatch repair modulation, provide us with a versatile toolbox for applying Prime Editing to a wide range of diseases. In addition, our focus on high-throughput screening and machine learning are allowing us to grow our internal technical expertise for Prime Editing optimization and are being used to develop Prime Editors that are both more efficient and more precise. Finally, we are broadening the types of edits that we can make by incorporating recent innovations in Prime Editing, including dual-flap Prime Editing, long-flap Prime Editing, and PASSIGE.
Dual-flap Prime Editing and long-flap Prime Editing
We have in-licensed certain dual-flap Prime Editing technology developed by Dr. David Liu’s laboratory at Broad Institute, and expanded and improved on its uses. Compared to single-flap Prime Editing, dual-flap Prime Editing uses two Prime Editors instead of one. Dual-flap Prime Editing is designed to achieve efficient editing of a broad range of edit types, including the precise replacement or insertion of DNA sequences that are greater than a hundred bases in length with high efficiency. In addition, dual-flap Prime Editing can precisely delete up to thousands of bases of DNA. Dual-flap Prime Editing has been shown in preclinical studies to achieve similar levels of precision and similarly low off-target editing as single-flap Prime Editing. Dual-flap Prime Editing is being used for PASSIGE™, to replace mutation hotspots with corrected sequences, and could be used to delete expanded repeat sequences, such as those that occur in repeat expansion diseases.
Additionally, we have developed a long-flap Prime Editing approach that, compared to our standard single-flap Prime Editing, is designed to more efficiently insert or replace larger stretches of DNA that are a hundred bases or more in length, while also enabling precise deletions of up to thousands of base pairs. Long-flap Prime Editing can be used for editing of hotspot regions in DNA, insertions of recombinase sites for PASSIGE, and the excision of expanded repeats. Together, dual-flap Prime Editing and long-flap Prime Editing broaden the capabilities of our Prime Editing platform.
PASSIGE™ – Precise introduction of gene-sized pieces of DNA into the genome
We have in-licensed from the Broad Institute and are further internally developing a technology that allows us to expand our gene editing toolbox to include programmable insertion, deletion, or inversion of thousands of bases of DNA. By combining Prime Editing with an integrase or site-specific recombinase enzyme, we can harness the precision of Prime Editing with the ability to introduce large gene-sized cargo into the genome as a potential one-time therapy for patients. This proprietary approach expands the versatility of Prime Editing and we believe broadens the range of permanent genomic edits that Prime Editing can make to encompass the ability to insert entire genes precisely into a patient’s genome to treat disease.
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
PASSIGE may be used to insert DNA that contains a therapeutic gene, such as a chimeric antigen receptor, or CAR, or the open reading frame of any other gene. Alternatively, using multiplex Prime Editing, two recombinase DNA target sequences can be inserted so that site-specific recombinases can replace, delete, or invert the intervening DNA sequences. These editing capabilities enable therapeutic opportunities to potentially treat genetic mutations occurring across a large region of DNA sequences within a single gene, and enable therapeutic opportunities to engineer cell therapies to treat disease.
PASSIGE™ – Extending Prime Editing to insert gene sized sequences precisely in the genome
Translating Prime Editors into Product Candidates - Optimizing Prime Editor Components and Delivery Modalities
The optimal design and efficient generation of our Prime Editors are fundamental for the development of our pipeline. We have established capabilities to design and optimize our Prime Editors, and to design and develop the components needed for LNPs, vector genomes, Prime Editing of ex vivo cells, as well as to develop the manufacturing processes and analytical assays to ensure robust, scalable production of quality intermediates and products to support our programs. Many of these workflows are automated to allow rapid machine learning and/or artificial intelligence-based data analysis, correlation, visualization, and iterative optimization and innovation.
For each program in our pipeline, we determine the best option for delivering the Prime Editor and select the delivery technology with the most compelling biodistribution for a given tissue type. Our current programs rely on two distinct delivery modalities: (a) electroporation for delivery to blood cells and immune cells ex vivo; and (b) LNPs, for non-viral in vivo delivery to the liver, lung and potentially other organs in the future. We also can deliver Prime Editors using AAVs for viral in vivo delivery to the eye and ear, and potentially the central nervous system, lung and muscle. A key feature of Prime Editing and associated delivery methods is the modularity of the technology platforms. Once the first program for each delivery platform is established, the design algorithms, workflows, non-clinical and CMC data, as well as the manufacturing process and majority of assays can be leveraged and applied to the next program which differs only in the pegRNA.

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
We are designing Prime Editing product candidates to provide a “once and done” treatment. Our multi-pronged approach to enable our portfolio includes the following:
•pegRNA Design, High Throughput Screening and Synthesis: An important element of our capability is leveraging high throughput automated screening and design algorithms to identify promising pegRNA sequences. The data is also used to develop proprietary machine learning algorithms for pegRNA activity prediction. Internal chemistry capabilities facilitate high-throughput optimization and manufacture of pegRNA for in vivo studies. We have established internal high-throughput pegRNA synthesis, pegRNA modifications with structure-activity-relationship to improve drug candidate properties, and pegRNA process chemistry.
•Optimization of Prime Editing proteins and recombinase proteins: We have developed internal protein engineering capabilities to optimize the Prime Editor proteins and recombinase proteins (for PASSIGE) for human therapeutic use, and have developed internal messenger RNA, or mRNA, design and optimization, enzymatic chemistry, and process development capabilities to enhance drug candidate properties and characterize the mRNA for efficient, well-tolerated, and consistent delivery and translation of the Prime Editor protein.
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
•LNP: LNP delivery has initially focused on in vivo delivery of Prime Editing to the liver. We have established end-to-end capabilities across our R&D organization consisting of lipid design, lipid synthesis, high throughput LNP discovery from our proprietary lipid library using screening with bar coding technology, LNP formulation process development for tissue targeted delivery, and manufacturing to support our preclinical and IND enabling studies. We are developing a universal liver targeting LNP comprised of 5 components and plan to leverage its modularity for our various programs aimed at Prime Editing in the liver, as well as to address additional mutations within the same indication. Similar approaches are being taken for developing modular LNPs to lung, and HSCs and T-cells.
•Viral Delivery: We are able to use viral delivery to tissues and locations that can currently only be reached with AAV. To enable this delivery approach, we have developed capabilities to design and optimize the vector genome to efficiently deliver Prime Editors to the target tissue. We use our internal AAV Reagent Production Core, analytical development team, as well as outsourced resources and partners to generate AAV Prime Editors, quality control test as well as characterize them.
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
Our Pipeline
To maximize the potential of our Prime Editing technology, we are currently pursuing a diversified portfolio of high value investigational therapeutic programs organized around core areas of focus: hematology, immunology and oncology, liver, and lung. The following table summarizes our pipeline:
Our Hematology, Immunology & Oncology Programs
Chronic Granulomatous Disease
The Disease
CGD is a rare inherited hematologic disorder characterized by susceptibility to severe, difficult-to-treat infections, and inflammatory/autoimmune complications. CGD is caused by mutations in any one of the subunits comprising the NADPH oxidase complex, which is required for phagocytic cells, in particular neutrophils, to destroy many invasive microorganisms. CGD causative mutations are estimated to occur between one in 100,000 and one in 200,000 births in the United States, and most children are diagnosed within the first three years of life. Beginning in childhood, patients with CGD develop infections from a range of both typical and unusual bacteria, fungi and mycobacteria. These infections may present in various organ systems, and protracted infections can lead to long-term organ damage and failure. In addition, patients have non-infectious inflammatory disease, most commonly presenting as inflammatory bowel disease, soft tissue granulomas, and strictures of the urinary or digestive tract. Undiagnosed or untreated, the infectious manifestations of CGD are rapidly fatal. Approximately 60 percent of patients with CGD reach age 30 and refractory or antimicrobial resistant infection is the leading cause of mortality.
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
X-linked CGD, or X-CGD, is the most common form of CGD, representing approximately 65 percent of cases. X-CGD is caused by mutations in the CYBB gene, which encodes the p91-phox protein. X-CGD primarily affects male patients because the CYBB gene is located on the X chromosome.

Our Approach and Results: Direct correction of prevalent CGD mutations or hotspots
PM359, our first product candidate within our hematology, immunology and oncology area of focus, targets the p47phox variant of CGD. We have been able to demonstrate that Prime Editing precisely corrects the ΔGT mutation in the NCF1 gene to restore p47phox protein expression and NADPH oxidase activity. PM359 is comprised of autologous HSCs modified ex vivo using Prime Editors that have been designed to correct a high percentage of cells containing the disease-causing mutation. PM359 is delivered as an autologous HSC transplant, and is designed to restore normal immunologic function in individuals with p47phox CGD, without the risks of graft-versus-host disease, or GVHD, graft rejection and post-transplant immunosuppression associated with allogeneic transplantation.
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
The overall process for generating PM359 follows a similar paradigm to that employed by other investigational ex vivo HSC CRISPR-Cas9 therapeutics that have been validated in the clinic, with a few notable modifications. The Prime Editor components, comprised of the Prime Editor mRNA, pegRNA and ngRNA, are delivered to CD34+ HSCs using electroporation.
We have developed Prime Editor components that are able to correct over 80% of healthy donor CD34+ cells or CGD patient CD34+ cells at at least one ΔGT locus (pseudogene in healthy donor; pseudogene or NCF1 in patient). In order to be able to understand the effects of Prime Editing on the functionality of modified CD34+ cells and to determine the ability of Prime Edited cells to persist in vivo, we administered Prime Edited CD34+ cells to a specialized immunocompromised mouse model, the NBSGW mouse, which is capable of supporting engraftment of human HSCs. As shown in the figure below, mice are typically followed for 16 weeks in these experiments to allow for engraftment of the long-term HSCs and repopulation of the immune system by long-term HSCs and then evaluated for durability of effect.
When Prime Edited healthy donor or CGD patient CD34+ cells were administered to NBSGW mice, they were able to engraft, and edited cells proliferated to repopulate the hematopoietic system. The left and middle panels in the figure below demonstrate results from a representative experiment in which healthy donor CD34+ cells, either Prime Edited or mock treated, were administered to NBSGW mice. In the left panel of the figure below, human hematopoietic cells, distinguished by the human CD45+ surface marker, were able to successfully engraft at high efficiency, with no differences between mock treated and Prime Edited cells. In the middle panel, after 16 weeks in the mice, long-term engrafted human CD34+ HSCs retained a very high degree of editing: over 80% of cells exhibited correction of the ΔGT mutation at at least one locus, compared to 0% of mock edited cells. Based on natural history studies of carriers of CGD-causative mutations, restoration of p47phox function in a minimum of 20% of neutrophils is believed to be sufficient to confer protection from serious infection with CGD-associated pathogens. Together these data suggest that Prime Editing is able to correct the ΔGT mutation at an efficiency many-fold above the lower bound of the projected threshold for therapeutic benefit, and that Prime Edited cells may effectively home to and stably engraft in the marrow after infusion.
CD34+ HSCs from an individual with p47phox CGD were Prime Edited ex vivo, and these cells were differentiated ex vivo to allow assessment of NADPH oxidase activity in myeloid progeny. The panel on the right in the figure below demonstrates the results of one commonly used measure of NADPH oxidase activity, the dihydrorhodamine (DHR) assay. Mock edited CGD patient-derived and differentiated cells produced negligible amounts of NADPH oxidase, reflected in the absence of any DHR positive cells. In contrast, NADPH oxidase activity was restored in approximately 80 percent of Prime Edited CGD patient cells, very closely corresponding to the editing rate observed in healthy donor CD34+ cells in the middle panel. This level significantly exceeds the projected therapeutic minimum threshold of DHR activity in 20 percent of neutrophils thought to be sufficient to prevent serious infection based on natural history studies. Additionally, these results confirm that editing rates in CGD patient derived CD34+ cells are similar to those in healthy donor cells, and that healthy donor cells are a useful proxy for understanding the Prime Editing reagents used to generate PM359.
__________
HSC = hematopoietic stem cell; LT-HSC = long term HSC; DHR = dihydrorhodamine; normalized to healthy donor control. Data presented at ASGCT and ESGCT 2023.
Prime Edited CD34+ cells exhibited no significant off-target editing and no detectable evidence of deletions or translocations above the level of significance. Extensive in silico, ex vivo and in vivo analyses have been performed. The figure below demonstrates representative analyses. In the left panel, 550 of the most likely candidate off-target sites were nominated based on in silico assessment, and then interrogated for off-targeting editing in Prime Edited healthy donor CD34+ cells; no significant off-target editing was detected. In the middle panel, the marrow of NBSGW mice receiving either mock or Prime Edited human CD34+ cells was assessed for large deletions or translocations 16 weeks after engraftment; there was no difference between mock treated and Prime Edited cells, and neither had any detectable evidence of deletions or translocations above the level of significance. In the right panel, a human cell line was transfected with spCas9 targeting NCF1 without the Prime Editing machinery. Unlike Prime Editing, spCas9 introduces double strand breaks in DNA as part of its expected mechanism of action. In contrast to the Prime Editor, spCas9 by itself introduced a high rate of translocations.
__________
1Analysis of edited CD34+ cells from CGD program: Targeted in vitro Analysis of 550 potential off-target sites of off-target editing. 2Data from in vivo analysis from mouse bone marrow harvested 16 weeks after engraftment was complete. 3Positive control.

In August 2023, we received RPDD from the FDA for PM359 for the treatment of CGD. Companies that receive approval for a New Drug Application, or NDA, or Biologics License Application, or BLA, for a rare pediatric disease may be eligible to receive a voucher for priority review of a subsequent marketing application for a different product. If we receive a priority review voucher, or PRV, it may be used by us or sold to a third party. In January 2024, we received Orphan Drug designation from the FDA for PM359 for the treatment of CGD. We also have received fast track designation from the FDA for PM359 in November 2024.
In April 2024, the FDA cleared our IND application for PM359 for the treatment of CGD, enabling us to initiate our global Phase 1/2 clinical trial in the United States. The Phase 1/2 clinical trial is a multinational, first-in-human trial designed to assess the safety and efficacy of PM359 initially in adult study participants and then in adolescent and pediatric study participants who have p47phox CGD due to the ΔGT mutation in NCF1, and are medically suitable to undergo autologous HSCT. Autologous CD34+ cells will be collected from study participants and edited with Prime Editing reagents to generate PM359. PM359 is then infused into study participants after myeloablative conditioning, who will be followed for three years in the primary study, and an additional 12 years as part of the long-term follow-up period. Participants will be followed for safety, including engraftment and reconstitution of the hematopoietic system, as well as early biological markers of restored immune function including the DHR assay, and for the long-term resolution and prevention of infectious and inflammatory complications of CGD. The Phase 1/2 clinical trial is currently enrolling patients, and we anticipate sharing initial clinical data from this trial in 2025.
Next Steps
After obtaining clinical data from the Phase 1/2 clinical trial and alignment with the FDA, we intend to enroll study participants in a pivotal clinical trial for PM359.
We also are continuing our preclinical development of Prime Editors to treat X-CGD. Using PASSIGE, we believe we can address greater than 90 percent of mutations in the CYBB gene and intend to leverage modular elements of our PM359 program to aid in advancement of this program.
Our Liver Program
Wilson’s Disease
The Disease
Wilson’s disease, or WD, is a devastating rare disease of the liver, with manifestations throughout the body, that is caused by copper accumulation. Most people are diagnosed with WD between ages five and 35 years and with reported prevalence rates ranging between one in 10,000 and one in 30,000, it is expected to affect upwards of 35,000 to 100,000 patients in the United States and Europe. It is also understood that there may be significant under-diagnosis of WD.

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
WD is an autosomal recessive disorder, meaning that there are mutations in both genomic copies of the ATP7B gene, which encodes a copper transporter protein that removes excess copper. Two predominant mutations have been described in WD:
1.H1069Q, found in approximately 30 to 50 percent of all WD patients in the United States and 18 to 72 percent of WD patients in Europe; and
2.R778L, frequently found in Asian WD patients and those of Asian ancestry, reported in 46 percent of Chinese WD patients, 38 percent of Korean WD patients, and 25 percent of Japanese WD patients.
We are currently designing Prime Editors for both of these mutations, which lie adjacent to hotspots or areas with other pathogenic mutations.
Our Approach and Results: Direct correction of prevalent ATP7B mutations
Our initial approach to WD is to correct the prevalent mutations ATP7B H1069Q and R778L in hepatocytes of the liver at their genomic location. A Prime Editor that corrects R778L will also correct R778W and R778G mutations, rarer mutations that are observed in the U.S. and Europe. We have performed pegRNA and ngRNA screens and identified guide combinations that correct the disease-causing point mutations. We believe correction of the gene in the liver should address all aspects of the disease by normalizing the process in which the body removes copper in the liver.
We have identified a formulation, PM577, comprising a Prime Editor encapsulated as RNA cargo in a liver-targeted lipid nanoparticle (LNP), as a lead candidate to precisely correct the H1069Q mutation in ATP7B. In vivo administration of PM577 in a fully humanized homozygous p.H1069Q ATP7B mouse model achieved greater than 70 percent precise correction of hepatocytes (left panel, figure below) leading to a greater than 75% reduction of copper in the liver 28 days following treatment (middle panel, figure below). We have also observed up to 51 percent precise correction of NHP hepatocytes in vivo following intravenous administration of an LNP-encapsulated, surrogate Prime Editor (right panel, figure below). No off-target edits or unintended edits at the target site were detected in the in vivo humanized mouse or NHP studies.
Next Steps
We have initiated IND enabling studies to develop PM577 for the treatment of WD and are on track to submit an IND and/or Clinical Trial Application, or CTA, in the first half of 2026.

Non-Viral Delivery In Vivo with Lipid Nanoparticles
LNPs are multicomponent systems that encapsulate the Prime Editor cargo to prevent its degradation by the ubiquitous endonucleases present in biological fluids, thereby enabling the transient delivery and expression of the Prime Editor in cells. We are investing strategically to build our LNP formulations for delivery as a platform technology to enable target tissue delivery. Specifically, we are establishing end-to-end capabilities including design and synthesis of proprietary lipids, high-throughput LNP screening in vivo using complementary and orthogonal approaches such as DNA bar coding and next generation sequencing, LNP formulation process development, manufacturing of preclinical and clinical formulations, and in vivo evaluation of LNP delivered Prime Editors. We are integrating automation, analytical quality control, characterization data, in vitro and in vivo preclinical data, along with data knowledge management tools such as machine learning to develop correlative analyses that we believe can expedite LNP discovery and inform drug product formulation development and drug product specification setting. We believe that building an iterative and integrated system will increase efficiencies in identifying potent and safe LNPs capable of delivering Prime Editors to extra-hepatic tissues.
We have developed a Universal LNP delivery system (see schematic in figure below) that is targeted to the liver, and specifically targets the LNP to the hepatocytes. This approach, we believe, improves biodistribution to the target cell type. We expect that the LNP system will be modular in that simply swapping out the pegRNA (and ngRNA where required) will result in a new product, with the potential to accelerate the development of additional liver programs thereafter.
Our Lung Program
Cystic Fibrosis
The Disease
CF is a progressive lung disease characterized by production of thick mucus lung secretions which lead to blockage of airways, inflammation, and lung infection, progressing ultimately to lung failure. It also affects the pancreas gland and biliary system of the liver in a similar way, leading to exocrine pancreatic failure and mild to moderate cholestatic liver disease in some patients. Overall CF prevalence in the United States and Europe is approximately 70,000 to 90,000 people (~40,000 in the United States), and while significant progress in the last decade has created therapeutic options for many patients (e.g., TRIKAFTOR®), there is no cure and existing treatments are ineffective or not tolerated for approximately 15 percent of patients.

The disease is an autosomal recessive disorder caused by loss-of-function mutations in a chloride protein transporter called the CF transmembrane conductance regulator, or CFTR. Approximately 65 to 75 percent of CF patients have a three-nucleotide deletion in the CFTR gene known as F508del. The vast majority of remaining patients have one of several prevalent mutations in a small number of genetic hotspots in the CFTR gene, including mutations such as N1303K, W1282X, G542X, or G553X / G551D and I507del.
Our Approach: Correct prevalent mutations and mutational hotspots in the CFTR gene
We intend to progress two distinct strategies for applying Prime Editing to treat CF: hotspot editing and PASSIGE. Through hotspot editing, we aim to address multiple mutations at CFTR mutational hotspots with a small number of Prime Editors. In parallel, with PASSIGE, we aim to address nearly all people with CF with a single CFTR superexon insertion strategy. The hotspot editing strategy has the potential to address a large percentage of individuals having CF with only a few Prime Editors, with a particular focus on the 15 percent of patients who cannot be treated with current therapy. Preclinical data generated by us suggest that using only eight hotspot Prime Editors could benefit more than 93 percent of all people with CF, including those living with nonsense and rare mutations whose disease is not amenable to treatment with currently approved therapies, as well as those who do not tolerate existing therapies.
We have achieved greater than 60% precise editing of the G542X mutational hotspot in human lung progenitor cells and showed phenotypic restoration of CFTR protein in differentiated human lung cells in air-liquid interface culture (see figure below). We believe the human lung progenitor data are the most predictive of in vivo efficacy.
Next Steps
Pursuant to our therapeutic development agreement with the Cystic Fibrosis Foundation, or CFF, we are aiming to deliver a one-time therapy that would offer the first cure to patients living with CF, including those with high unmet need mutations. We are continuing preclinical development of our hotspot Prime Editors and a superexon insertion approach using PASSIGE technology, including testing in animal models and developing delivery systems.
Our License and Collaboration Agreements
License agreements with Broad Institute
In September 2019, we entered into a license agreement with Broad Institute, and in May 2020, February 2021, December 2022, and September 2024 we entered into amendments to that license agreement. We refer to this amended license agreement as the Broad License Agreement. Under the Broad License Agreement, Broad Institute grants to us certain rights and licenses under certain patent rights it owns or controls related to editing of DNA sequences using a Prime Editor. Certain of the licensed patent rights are co-owned by Broad Institute with MIT and Harvard and certain are co-owned by Broad Institute with Harvard. In December 2022, following the timely exercise of an option under an existing option agreement with Broad Institute we entered into a second license agreement with Broad Institute, which we refer to as the 2022 Broad License Agreement. Under the 2022 Broad License Agreement, Broad Institute grants to us certain rights and licenses under certain patent rights it owns or controls related to MMR inhibition and prime editing improvements. The licensed patent rights are co-owned by Broad Institute with Harvard, The Trustees of Princeton University, or Princeton, and The Regents of the University of California, or University of California.
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
Broad Institute is entitled to receive mid-single digit percentage royalties on net sales of licensed products, and low single-digit percentage royalties of enabled products. Royalties payable to Broad Institute are subject to customary offsets and reductions with respect to a product in a given country, to a floor. On a country-by-country and product-

by-product basis, the royalty term for a product in a country will terminate on the latest of: (i) the expiration of the last to expire valid claim of an issued patent or pending patent application within the licensed patent rights covering such product in such country, (ii) the period of regulatory exclusivity for such product in such country or (iii) ten (10) years after the first commercial sale of such product in such country. Broad Institute is also entitled to a percentage of consideration that we receive from our sublicensees, with such percentage at low double-digits and decreasing to high single digits, dependent on the development stage of products under the Broad License Agreement at the time of sublicense execution.
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
2024 Amendment to The Broad License Agreement
In connection with the BMS Collaboration Agreement, we entered into a Letter Agreement, or the 2024 Amendment, with Broad Institute in September 2024, which amends the Broad License Agreement to modify certain of our obligations and rights of Broad Institute in relation to the BMS Collaboration Agreement as a sublicense under the Broad License Agreement. The 2024 Amendment, among other things, modifies the royalty and certain commercial milestones that we are obligated to pay to Broad Institute on net sales of products under the BMS Collaboration Agreement.
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
Research Collaboration and License Agreement with BMS
In September 2024, we entered into the BMS Collaboration Agreement with Juno, a wholly owned subsidiary of BMS.
Under the terms of the BMS Collaboration Agreement, we granted to BMS an exclusive worldwide license to certain Prime Editing technology for developing, manufacturing and commercializing ex-vivo T-cell therapeutic products directed to select targets. We are responsible for designing the Prime Editing reagents to be used by BMS.
We received a $55.0 million upfront payment under the BMS Collaboration Agreement and a $55.0 million equity investment under a Securities Purchase Agreement with BMS. We are also eligible to receive more than $3.5 billion in milestones, including up to $185.0 million in preclinical milestones, up to $1.2 billion in development milestones and up to $2.1 billion in commercialization milestones, along with royalties on net sales.
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

Competition
The pharmaceutical and biotechnology industries, including the gene therapy and gene editing fields, are characterized by rapidly advancing technologies, intense competition and a strong defense of intellectual property. We believe that our Prime Editing technology is highly differentiated and that our considerable expertise in Prime Editing and our expansion of its capabilities, as well as our team’s extensive drug development and manufacturing experience, together with exclusive licenses to this technology have positioned us at the forefront of the field of advanced precision genetic medicines and provided us with significant competitive advantages. Nevertheless, we face potential competition from a variety of companies. There are several companies utilizing CRISPR/Cas9 nuclease technology, including Caribou Biosciences, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG, Intellia Therapeutics, Inc. and Kamau Therapeutics, Inc., among others. Several additional companies such as Sangamo Therapeutics, Inc., Precision BioSciences, Inc. and bluebird bio, Inc. utilize alternative nuclease-based genome editing technologies, including ZFNs, engineered meganucleases and TALENs. Beam Therapeutics Inc. utilizes base editing technology. In addition, other private companies such as Tessera Therapeutics, Inc. have announced their work in recombinase DNA and RNA gene writers, although little is known publicly about their science or portfolio. Other companies have announced intentions to enter the gene editing field, such as Moderna, Inc. and Pfizer Inc. Most recently, new epigenetic editing companies have emerged, such as nChroma Bio, Inc. and Tune Therapeutics, Inc. In addition, we face competition from companies utilizing gene therapy, oligonucleotides and cell therapy therapeutic approaches. Several companies such as Arbor Biotechnologies, Inc., Scribe Therapeutics Inc., Mammoth Biosciences, Inc. and Metagenomi, Inc. are actively searching for novel genome editing components, have reported the discovery of new DNA-cutting enzymes, and have announced gene editing programs. Other companies are active in LNP delivery technologies and advancing those into therapeutics using genetic therapies, including Recode Therapeutics, Inc., Verve Therapeutics, Inc., Generation Bio Co. and Beam Therapeutics Inc., among others.
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
Manufacturing
We currently have no commercial manufacturing capabilities. For our initial wave of clinical programs, we intend to use qualified third-party contract manufacturing organizations, or CMOs, with relevant manufacturing experience in genetic medicines to make our clinical candidates using current good manufacturing practices, or cGMP. We plan to partner with suppliers to produce critical raw materials, bulk compounds, formulated compounds, viral vectors or engineered cells for early-stage clinical trials. At the appropriate time in the product development process, we will determine whether to establish in-house cGMP manufacturing capabilities for some core technologies or continue to rely on third parties to manufacture commercial quantities for any products that we may successfully develop.

Intellectual Property
Overview
We achieved many major milestones in 2024, including the issuance of two in-licensed U.S. patents, the allowance of another in-licensed U.S. patent application that has since issued as a U.S. patent, the issuance of five ex-U.S. patents, and the allowance of another two ex-U.S. patent applications, one of which has since issued as an ex-U.S. patent. As of February 20, 2025, we have six in-licensed U.S. patents or allowed patent applications and seven in-licensed ex-U.S. patents or allowed patent applications, all of which cover Prime Editing methods and its components and systems. Our success depends in large part on our ability to obtain and maintain additional intellectual property protection for our platform technology, our programs and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets and other confidential or proprietary information and operate without infringing, misappropriating or otherwise violating any intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing U.S. and certain foreign patent applications and issued patents and filing patent applications related to our platform technology, existing and planned programs and improvements that are important to the development of our business, where patent protection is available. While we in-license four issued patents, we do not currently own any issued patents in any jurisdiction covering our Prime Editing technology or product candidates. For information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related To Our Intellectual Property.”
Our wholly owned patent applications and our in-licensed issued patents and patent applications cover various aspects of our Prime Editing platform and our programs, including:
•Prime Editors
•pegRNA, and modified pegRNAs
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
Owned Patents
As of February 20, 2025, we owned approximately 13 pending U.S. provisional patent applications, 16 pending PCT applications, 21 pending U.S. non-provisional patent applications and 39 pending ex-U.S. patent applications. The patent applications outside of the United States were filed in the European Patent Office, Japan, China and certain other foreign jurisdictions. Our owned patent applications are generally related to our Prime Editing technology, including claims to modified pegRNAs; Prime Editors with enhanced activities or properties (e.g., improved Prime Editing efficiency or smaller Prime Editors) and methods of using such Prime Editors and pegRNAs; program-specific pegRNAs directed to targeting and correcting specific mutations and methods of using such pegRNAs therapeutically; PASSIGE systems including Prime Editors and integrases or recombinases, and methods of using PASSIGE; off-target testing methods; methods for synthesizing pegRNAs; and novel lipids and LNPs for delivery of Prime Editors. The provisional patent applications are not eligible to become issued patents until, among other things, we file non-provisional patent applications within 12 months of filing one or more of our related provisional patent applications. Any U.S. non-provisional patent applications timely filed based on any of these U.S. provisional patent applications, if issued, and if the appropriate maintenance or annuity fees are paid, are expected to expire as early as 2045, excluding any additional term for patent term adjustments or patent term extensions or similar provisions in foreign jurisdictions. Our current owned U.S. non-provisional and PCT patent applications, if issued and if the appropriate maintenance or annuity fees are paid, are expected to expire as early as 2042, excluding any additional term for patent term adjustments or patent term extensions or similar provisions in foreign jurisdictions.
In-licensed Patents
As of February 20, 2025, we have in-licensed five issued U.S. patents, six granted ex-U.S. patents, approximately 16 pending U.S. non-provisional patent applications, one pending PCT application, and 80 pending ex-U.S. patent applications, in each case, related to Prime Editing, from Broad Institute. The patent applications outside of the United States were filed in the European Patent Office, Japan, China and certain other foreign jurisdictions. The issued patents and patent applications from our in-licensed portfolio for Prime Editing are generally related to Prime Editors, pegRNAs, Prime Editing complexes and systems; compositions including the Prime Editors, pegRNAs and Prime Editing complexes as a component; methods of using such Prime Editors, pegRNAs and Prime Editing complexes and systems, including methods for therapeutic indications; pegRNAs that target and correct therapeutically relevant DNA sequences; program-specific pegRNAs directed to targeting and correcting specific mutations; systems comprising Prime Editors and integrases or recombinases for use in PASSIGE; and delivery modalities for Prime Editing systems, including the use of AAV, in a split AAV system for viral delivery of a Prime Editor. The in-licensed issued patents and patent applications cover various aspects related to the Prime Editing platform technology, including Prime Editors that employ Cas domains, such as Cas9 nickases and DNA polymerase domains, such as RT domains. The exclusive in-licensed patents and patent applications also cover dual-flap Prime Editing technology, including dual-flap Prime Editing compositions and methods of using such technology for therapeutic indications, and engineered pegRNAs, including compositions and methods comprising such pegRNAs. Our current in-licensed U.S. and foreign patents and patent applications, if issued and if the appropriate maintenance or annuity fees are paid, are expected to expire as early as 2040, excluding any additional term for patent term adjustments or patent term extensions or similar provisions in foreign jurisdictions.
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
Government Regulation
In the United States, biological products, including gene editing products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Each clinical trial protocol for a gene therapy or gene editing product must be reviewed and approved by the FDA before initiating clinical trials in the United States. In addition, FDA approval must be obtained before the marketing of biological products in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or CGTPs, for the use of human cellular and tissue products;
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
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding for recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Regulatory requirements governing the development of gene therapy products have also changed frequently and may continue to change in the future.
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
Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gather additional data from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA generally recommends that sponsors of human gene therapy products integrating vectors such as gammaretroviral and lentiviral vectors and transposon elements as well as gene editing product sponsors observe subjects for potential gene therapy-related delayed adverse events for up to a 15-year period, including five years of annual examinations followed by ten years of annual queries, either by telephone or by questionnaire, of study subjects.
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
Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy or gene editing product, the FDA also will not approve the product if the manufacturer is not in compliance with the CGTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues and cellular and tissue-based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the CGTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through appropriate screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP, CGTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.
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
Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug designation status in the EU has similar, but not identical, benefits.
Rare Pediatric Disease Designation and Priority Review Vouchers
Under the FD&C Act, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The FDA’s rare pediatric disease priority voucher program began to sunset on December 20, 2024, on failure to pass a continuing resolution package that included its reauthorization. Under the amended statutory sunset provisions, after December 20, 2024, the FDA may award a PRV for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease PRVs. Congress may vote to reauthorize this program, but its future remains unknown at this time.
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
We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling, or off-label use, industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.
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
U.S. Foreign Corrupt Practices Act
The U.S. Foreign Corrupt Practices Act, or FCPA, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.
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
EU Clinical Trials Regulation
In April 2014, the EU overhauled the system of approvals for clinical trials in the EU. The transitory provisions of the new Clinical Trials Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the new Regulation. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR. The CTR provides for a streamlined application procedure via a single entry point (the Clinical Trials Information System) and strictly defined deadlines for the assessment of CTAs.

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
Products with an orphan designation in the EU can receive 10 years of market exclusivity, during which time no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate, or SPC, can be granted on the basis of pediatric studies for products with an orphan designation.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Otherwise, an orphan medicinal product marketing exclusivity may be revoked only in very select cases, such as if:
•a second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the authorized orphan medicinal product;
•the marketing authorization holder of the authorized orphan medicinal product consents to a second medicinal product application; or
•the marketing authorization holder of the authorized orphan medicinal product cannot supply enough orphan medicinal product.
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
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MAA will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies if the applicant has compelling non-clinical data and tolerability data from initial clinical trials of the product. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or CAT are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
•All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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
All the aforementioned EU rules are generally applicable in the EEA.
Reform of the Regulatory Framework in the EU
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom, or UK, formally left the EU on January 31, 2020. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. The MHRA is responsible for approving all medicinal products destined for the UK market

(i.e., Great Britain and Northern Ireland). A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. Although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.
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
•analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions some of which may be more stringent than those in the United States (such as the EU, which adopted the General Data Protection Regulation, which became effective in May 2018); and numerous state laws governing the privacy and security of health information, many of which differ from each other in significant ways regarding their applicability, compliance requirements and enforcement; and
•state laws related to insurance fraud in the case of claims involving private insurers.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 22, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100 percent of a drug’s average manufacturer price, for single source and innovator multiple source drugs. Further, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of up to two percent per fiscal year, which will remain in effect through 2031. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Further, in 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain IND products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
In addition to pricing regulations, reforms of regulatory approval frameworks may adversely affect our pricing strategy. At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans.” President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.
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
Employees and Human Capital Resources
As of December 31, 2024, we had 214 full-time employees, of which 101 have M.D. or Ph.D. degrees. Within our workforce, 184 employees are engaged in research and development and 30 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Our Corporate Information
We were incorporated under the laws of the state of Delaware in September 2019 under the name Prime Medicine, Inc. Our principal executive offices are located at 60 First Street, Cambridge, MA 02141. Our telephone number is (617) 465-0013 and our website is located at www.primemedicine.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website located at www.primemedicine.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or SEC. These reports are also available at the SEC’s website at www.sec.gov.
Our Code of Business Conduct and Ethics is posted on our website located at https://investors.primemedicine.com/corporate-governance/documents-charters. A copy of our Corporate Governance Guidelines, and the charters of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are posted on our website, www.primemedicine.com, under the heading “Investors—Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 465-0013 or by writing to Prime Medicine, Inc., 60 First Street, Cambridge, Massachusetts 02141.

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
Since inception, we have incurred significant operating losses. Our net loss was $195.9 million and $198.1 million for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $687.2 million. To date, we have financed our operations primarily through proceeds from our initial public offering, or IPO, follow-on public offering, and private placements of our preferred stock. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:
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
•establish and maintain collaborations;

•should we decide to do so, build and maintain a commercial-scale cGMP, manufacturing facility;
•operate as a public company; and
•identify new opportunities to expand the use of Prime Editing beyond those currently available scientifically and clinically.
We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a therapy or therapies with market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical studies and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those therapies for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability.
We have transitioned from research and development to clinical development for our lead product candidate. Because of the numerous risks and uncertainties associated with developing Prime Editing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Annual Report on Form 10-K, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
Based on our existing cash, cash equivalents, short-term investments, and related party short-term investments as of December 31, 2024, our current and forecasted level of operations and our forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to provide for our capital requirements through financing or other transactions, and selling shares of our common stock under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations for more than one year from the date of issuance of the consolidated financial statements appearing in this Annual Report on Form 10-K, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
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
We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, product candidates. Because we have limited financial and managerial resources, we have prioritized our research programs and lead optimization efforts in specific indications among many potential options. Specifically, our current areas of focus are hematology, immunology and oncology, liver, and lung indications. As a result of this prioritization, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater clinical or commercial potential and we may need to reprioritize our focus in the future. For example, in September 2024 we strategically focused our portfolio to a set of high value programs in our current areas of focus referenced above, and are identifying partnership opportunities to advance our other programs, including those for neurological diseases, cell therapy, ocular diseases and hearing loss. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable therapies.
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
As of December 31, 2024, our cash, cash equivalents, and investments were $190.4 million, excluding restricted cash, or $204.5 million, including restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2026. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”
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
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates we may develop.
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
We are an early-stage company. We were founded in September 2019 and commenced operations in July 2020. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying and advancing preclinical testing of current and future product candidates, and running our ongoing Phase 1/2 clinical trial. All of our programs are in the research, preclinical stage, or clinical stage of development and their risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale therapy, arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new therapy from the time it is discovered to when it is available for treating patients.
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
Our expenses could increase beyond expectations if we are required by the FDA, EMA, or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Additionally, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations.
Our future ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Since our inception, we have incurred losses and we may never achieve profitability. To the extent that we continue to generate taxable losses, under current law, our unused U.S. federal net operating losses, or NOLs, may be carried forward to offset a portion of future taxable income, if any. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as one or more stockholders or groups of stockholders who own at least five percent of the corporation’s equity increasing their equity ownership in the aggregate by more than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Similar rules may apply under state tax laws. Our prior equity offerings and other changes in our stock ownership may have resulted in such ownership changes in the past. In addition, we may experience ownership changes in the future due to shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additional limitations on our ability to utilize our NOLs to offset future taxable income may arise as a result of our corporate structure whereby NOLs generated by our subsidiary may not be available to offset taxable income earned by our subsidiary. There is a risk that due to changes under the tax law, regulatory changes or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.
Unfavorable macroeconomic conditions or market volatility resulting from geopolitical developments or national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.
Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, the potential for significant changes in U.S. policies or regulatory environment, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.
A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.
Further, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. As a result,government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.
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
We are focused on developing therapies utilizing gene editing technology, which is relatively new and has not been extensively clinically validated. The Prime Editing technologies that we have licensed and that we are utilizing in our research programs have not yet been clinically tested, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using Prime Editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. We may need to address other safety issues as well, and to demonstrate the full value of these products, we will need to achieve these goals with single administration and demonstrate a permanent correction. There can be no assurance that our Prime Editing platform will achieve these goals, lead to the development of gene editing therapies, or be successful in solving any or all of these issues.
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
Similarly, other gene editing or gene therapy approaches may be determined to be more attractive than Prime Editing. Moreover, if we decide to develop gene editing technologies other than those involving Prime Editing, we cannot be certain we will be able to obtain rights to such technologies.

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
The time required to obtain approval for any of our current or future product candidates from the FDA, the European Commission or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of our product candidates we may develop are successful, such product candidates may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
Because gene editing is relatively new, the regulatory requirements that will govern any novel gene editing product candidates we develop may continue to evolve. Within the broader genetic therapy field, a limited number of gene therapy products have received marketing authorization from the FDA and the European Commission to date. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing the development of gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. The FDA’s Office of Therapeutic Products, or OTP, reviews gene and cell therapies and related products and has been elevated to a “Super Office” to meet its growing cell and gene therapy workload. Gene therapy clinical trials may also be subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees certain basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies, such as an IBC, can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. For example, more recently, some gene editing companies have seen significant delays in receiving FDA authorization to allow the initiation of their clinical trials, and has suspended ongoing trials, due to the FDA’s placement of clinical holds on their IND applications.

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
In order to proceed into clinical development of any product candidates we identify, we will need to submit applications to regulatory authorities, such as IND applications and CTAs and obtain regulatory clearance to commence clinical development. Because the product candidates we identify are based on novel gene-editing technology, we may be unsuccessful in obtaining clearance from regulatory authorities to proceed into clinical development. In order to commence clinical development, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are initially seeking to identify and develop product candidates to treat diseases in which there is little clinical experience using new technologies, and while we may have opportunities to discuss our clinical development plans with regulatory authorities prior to commencing clinical development, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients), or may ask for additional endpoints to assess patient safety. In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. This may be a particularly significant risk for many of the genetically defined diseases for which we plan to develop product candidates because many of these diseases have small patient populations, and designing and executing a rigorous clinical trial with appropriate statistical power is more difficult than with diseases that have larger patient populations. Furthermore, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a relatively new technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. Further, we expect our clinical trials to include surrogate endpoints, which may be novel or for which the FDA or regulatory authorities lack familiarity or experience, and which may increase the risk that the FDA or other regulatory authorities may disagree that such endpoints are sufficient, and could require that additional trials are conducted. Very few gene therapy products have received marketing authorization or marketing approval from the European Commission or the FDA, and only one gene editing therapeutic product has been approved in the United States and in Europe. Some of these gene therapy products have taken years to register and have had to deal with significant issues in their post-marketing experience.
We are early in our development efforts. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are early in our development efforts and have not yet completed our Phase 1/2 clinical trial for our lead product candidate, PM359, for the treatment of CGD. Our other product candidates are in earlier stages of development. Although we believe we can demonstrate many of the key advantages of Prime Editing, because we are early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of our products. Such uncertainties include but are not limited to the actual size of the set of pathogenic mutations we can address, the level of editing efficiency we can produce, the degree of unwanted byproducts we may encounter, our ability to achieve editing success in a single administration or the permanence of our edits. We have also not yet shown that preclinical editing efficacy can result in clinically important effects, nor that results of biomarker studies in our preclinical models can translate into positive results in clinical trials. One particular form of Prime Editing that uses recombinases to insert targeted “gene-sized” DNA into the genome, is in an earlier stage of research and development than our CGD and Wilson’s Disease programs. We believe this promising form of Prime Editing needs more than one source of DNA as a template and may deliver with less efficacy.

All of our product development programs are still in the research or preclinical stage of development, except for PM359, for which we commenced a Phase 1/2 clinical trial. Our research methodology may be unsuccessful in identifying other product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We may experience delays in conducting or completing preclinical studies due to supply chain interruptions that could lead to shortages in materials or animals required for such studies. For example, it has been reported that there is a shortage of non-human primates for biomedical research, which are used in preclinical studies. We have not achieved preclinical proof of concept for many of our programs. Our proposed delivery methods with current or future product candidates have never been evaluated in human clinical trials. Moreover, we are not aware of any clinical trials involving Prime Editing technology. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of any product candidates we may develop, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

In addition, although we believe Prime Editing will position us to rapidly expand our portfolio of product candidates beyond the initial product candidates we may develop after only minimal changes to the product candidate construct, we have not yet successfully developed any product candidate and our ability to expand our portfolio may never materialize.
Commencing clinical trials in the United States is also subject to acceptance by the FDA of our IND application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional studies or trials or impose stricter approval conditions than we currently expect. For example, gene therapy companies have been subject to a clinical hold before IND acceptance, in which the FDA has requested further information such as additional control data for preclinical studies and further analyses of certain off-target editing experiments. Accordingly, we may not obtain an immediate IND acceptance on submission and the FDA may request additional information or studies. There are equivalent processes and risks applicable to CTAs in other countries, including in Europe.

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
The success of product candidates we may identify and develop will depend on many factors, including the following:
•timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
•effective IND applications or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for any product candidates we may develop;
•successful enrollment and completion of clinical trials, including under the FDA’s current GCPs, current GLPs, and any additional regulatory requirements from foreign regulatory authorities;
•positive results from our future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;

•receipt of marketing approvals from applicable regulatory authorities;
•establishment of arrangements through our own facilities or with third-party manufacturers for clinical supply and, where applicable, commercial manufacturing capabilities;
•establishment, maintenance, defense and enforcement of patent, trademark, trade secret and other intellectual property protection or regulatory exclusivity for any product candidates we may develop;
•commercial launch of any product candidates we may develop, if approved, whether alone or in collaboration with others;
•acceptance of the benefits and use of our product candidates we may develop, including method of administration, if and when approved, by patients, the medical community and third-party payers;
•effective competition with other therapies;
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
As we progress our programs, we may not be able to initiate or continue clinical trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Enrollment may be particularly challenging for some of the rare genetically defined diseases we are targeting in our most advanced programs. In addition, if patients are unwilling to participate in our gene editing trials because of negative publicity from adverse events related to the biotechnology, gene therapy or gene editing fields, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our potential product candidates may be delayed. Moreover, some of our competitors may have ongoing clinical trials for product candidates that would treat the same indications as our current or future product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.
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
To date, we have focused our efforts on our Prime Editing platform. However, there are numerous other companies advancing gene editing and gene therapy product candidates that are in preclinical or clinical development. Some of these other companies have previously undertaken research and development of gene editing technologies using clustered regularly interspaced short palindromic repeats, or CRISPR, or other forms such as base editing, zinc finger nucleases, or ZFNs, engineered meganucleases and transcription activator-like effector nucleases, or TALENs, but to date none has obtained marketing approval for a product candidate. There can be no certainty that Prime Editing technology will lead to the development of gene editing therapies or that other gene editing technologies will not be considered better or more attractive for the development of therapies. For example, transposons, or “jumping genes,” can insert themselves into different places in the genome and carry specific DNA sequences to specific sites without the need for making double-stranded breaks in DNA, although such methods currently cannot target specific locations. Multiple companies are also developing alternative gene editing technologies, including Tessera Therapeutics, which states it is pioneering Gene Writing™, a new genome engineering technology that writes therapeutic messages into the genome to treat diseases at their source; Metagenomi, which states it is using metagenomics – the study of genetic material recovered from organisms found in the world’s natural microbial environments) – and machine learning to discover novel genome editing systems for therapeutics development; Arbor Biotechnologies, which states it is developing genetic medicines through the discovery of programmable DNA editors to enable curative outcomes for patients; and nChroma Bio, Inc. and Moonwalk Biosciences, both of which are focused on epigenetic editing to treat disease. In addition, Beam Therapeutics is developing novel base editing technology. We have entered into a collaboration and license agreement with Beam Therapeutics, under which we grant Beam Therapeutics certain exclusive and non-exclusive rights in our Prime Editing technology in certain fields. Our license grant to Beam Therapeutics does not cover all fields and applications of Prime Editing and we retain the majority of rights to use the licensed Prime Editing technology outside of the fields licensed to Beam Therapeutics. It is possible that base editing or other gene editing technology developed by Beam Therapeutics will be competitive with our business, and it is also possible that such editing technology may be considered more attractive than Prime Editing. Therefore, Beam Therapeutics may develop competing products using such technology. For more information regarding our agreement with Beam

Therapeutics, see “Business—Our License and Collaboration Agreements—Strategic relationship with Beam Therapeutics.”
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
We have only recently initiated our first clinical trial and any favorable results we may have may not be predictive of results that may be observed in later clinical trials or, in the case of our preclinical product candidates, in later preclinical studies. If our current or potential product candidates, our Prime Editing technology or the delivery modes we rely on to administer them lack efficacy or cause serious adverse events, undesirable side effects or unexpected characteristics, such results could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
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
We have only recently initiated our first clinical trial and any favorable results we may have may not be predictive of results that may be observed in later clinical trials, or in the case of our preclinical product candidates, in later preclinical studies. Furthermore, we have not generated any clinical trial results to date. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Many product candidates that initially showed promise in early stage testing for treating a variety of diseases have later been found to lack efficacy or to cause side effects that prevented further clinical development of the product candidates.
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
Within our hematology, immunology and oncology area of focus, we are developing next generation CAR T-cell product(s) for autoimmune or oncology indication(s). While we believe our potential CAR T-cell product is differentiated from current products, our approach uses PASSIGE technology, which requires the use of a recombinase enzyme and Prime Editing. The use of recombinase enzymes in a human therapeutic is new, and has the potential to result in off-target insertions in the genome. The FDA has recently placed black box warnings on all CAR T-cell products based on their oncological risks, including secondary T-cell malignancies, caused by integrating vectors such as lentiviral or retroviral vectors. We cannot be sure that our approach will not result in adverse events or be subject to future black box warnings. Although we and others have demonstrated the ability to engineer gene editors which are designed to improve the specificity of their edits in a laboratory setting, we cannot be sure that our engineering efforts will be effective in any product candidates that we may develop. For example, we might not be able to engineer an editor to make the desired change, could diminish the effectiveness of an edit that we make or lead to adverse effects. Some Prime Editing approaches, such as those that use mismatch repair, or MMR, inhibition, may potentially also lead to adverse effects.
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

In certain of our programs, such as in our liver area of focus, we plan to use lipid nanoparticles, or LNPs, to deliver our Prime Editors. While LNPs have been used to deliver smaller molecules, such as RNAi, there is limited clinical evidence of their ability to deliver large RNA molecules, such as the ones we intend to use for our Prime Editors. LNPs have been reported to result in liver toxicity in clinical trials, and in preclinical studies LNPs have been shown to induce oxidative stress in the liver at certain doses. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: immune reactions, infusion reactions, complement reactions, opsonization reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the PEG from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational therapies may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our future clinical trials. Many of these types of side effects have been seen for legacy LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs.
We may use AAVs, which is a relatively new approach for disease treatment. AAV vectors have known side effects and additional risks could develop in the future. In past clinical trials that were conducted by others with AAV vectors, several significant side effects were caused by gene therapy treatments, including, among others, reported cases of neurotoxicity, hepatotoxicity and death. Other potential side effects could include immunologic reactions and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. AAV vectors may also persist in the cell for long periods, potentially permanently, and may result in long-term adverse effects. If the AAV vectors we use demonstrate similar side effects or other adverse events, we may be required to halt or delay further clinical development of any of our current or future product candidates. Furthermore, the FDA has stated that non-AAV vectors possess characteristics that may pose high risks of delayed adverse events.
In addition to side effects and adverse events caused by any product candidates we may develop, the conditioning, administration process or related procedures which may be used in our programs using electroporation also can cause adverse side effects and adverse events. A gene therapy patient is generally administered cytotoxic drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified stem cells to engraft and produce new cells. This procedure compromises the patient’s immune system. In the future, if we are unable to demonstrate that such adverse events were caused by the conditioning regimens used, the administration process or a related procedure, the FDA, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, any product candidates we may develop for any or all target indications. Even if we are able to demonstrate that adverse events are not related to the drug product or the administration of such drug product, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial or the commercial viability of any product candidates that obtain regulatory approval. While we are developing a cell shielding approach which, combined with antibody depletion of bone marrow stem cells, has the potential to be a benign method to condition patients for hematopoietic stem cell transplant, antibody-mediated conditioning with cell shielding is at the preclinical stage, and may not be successful or may have unexpected safety concerns.
We may also consider additional delivery modes, which may carry additional known and unknown risks.
We may also consider additional delivery modes, which may carry additional known and unknown risks. For example, we may use a novel split intein technology for AAV gene therapy that allows us to deliver the Prime Editor and guide RNA construct by co-infection with two viruses, where each virus contains one half of the editor. The scientific evidence to support the feasibility of developing product candidates based on this technology is limited. Furthermore, as with many AAV-mediated gene therapy approaches, certain patients’ immune systems might prohibit the successful delivery, thereby potentially limiting treatment outcomes of these patients. Even if initial clinical trials in any of our current or future product candidates we may develop are successful, these product candidates we may develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials.

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
There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we have research programs. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, while others are based on entirely different approaches.
There are several companies utilizing Cas9 nuclease technology, including Caribou Biosciences, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG, Intellia Therapeutics, Inc. and Kamau Therapeutics, Inc., among others. Several additional companies such as Sangamo Therapeutics, Inc., Precision BioSciences, Inc. and bluebird bio, Inc. utilize alternative nuclease-based genome editing technologies, including ZFNs, engineered meganucleases and TALENs. Beam Therapeutics and Verve Therapeutics, Inc. are among a number of companies that utilize base editing technology. In addition, other private companies such as Tessera Therapeutics, Inc. have announced their work in recombinase DNA and RNA gene writers. Other companies have announced intentions to enter the gene editing field, such as Moderna, Inc. and Pfizer Inc. Most recently, new epigenetic editing companies have emerged, such as Moonwalk Biosciences, Inc., nChroma Bio, Inc. and Tune Therapeutics, Inc. In addition, we face competition from companies utilizing gene therapy, oligonucleotides and cell therapy therapeutic approaches. Several companies such as Arbor Biotechnologies, Inc., Scribe Therapeutics Inc., Mammoth Biosciences, Inc. and Metagenomi, Inc. are actively searching for novel genome editing components, have reported the discovery of new DNA-cutting enzymes, and have announced gene editing programs. Other companies are active in LNP delivery technologies and advancing those into therapeutics using genetic therapies, including Recode Therapeutics, Inc., Verve Therapeutics, Inc., Generation Bio Co. and Beam Therapeutics, among others.
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
We focus our research and product development on treatments for rare genetically defined diseases. Many of the product candidates we may develop are expected to target a single, often predominant mutation; as a result, the relevant patient population may therefore be small. Although we are aiming to expand beyond our immediate target indications, including into broader populations, these approaches will require regulatory approval as discussed in the risk factor entitled “We are early in our development efforts. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.” In rare genetically defined diseases, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with the product candidates we may develop, or may become increasingly difficult to identify or gain access to, all of which would adversely affect our business, financial condition, results of operations and prospects. Additionally, because of the potential that any product candidates we develop could cure a target disease, we may not receive recurring revenues from patients and may deplete the patient population prevalence through curative therapy.
Clinical trial and product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
We will face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
We currently hold clinical trial liability insurance coverage and we plan to obtain further insurance coverage if we expand our clinical trials and/or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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
Gene editing therapies are novel, and any product candidates we develop may be complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development programs, limit the supply of the product candidates we may develop or otherwise harm our business.
Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. For example, we currently obtain pegRNA from partners and vendors. Future needs could require additional pegRNA lengths or increased purity, potentially beyond what our partners and vendors can currently supply. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our potential IND filings. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. For example, the current approach of manufacturing AAV vectors may fall short of supplying required number of doses needed for advanced stages of preclinical studies or clinical trials, and the FDA may ask us to demonstrate that we have the appropriate manufacturing processes in place to support the higher-dose group in our preclinical studies or clinical trials. In addition, any product candidates we may develop will require complicated delivery methods, such as electroporation, LNPs or viral vectors, each of which will introduce additional complexities in the manufacturing process. We may also have similar issues to other companies that have had difficulties in receiving FDA, or other regulatory agency approval for key potency assays needed for regulatory approval and/or drug release from the manufacturer.
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
Furthermore, we intend to use novel technology for gene editing. Our novel Prime Editors have two main components that act together to edit DNA: (i) a Prime Editor protein, typically comprising a fusion between a Cas protein domain and a reverse transcriptase domain, and (ii) a pegRNA, that targets the Prime Editor to a specific genomic location and provides a template for making the desired edit to the target DNA sequence. In addition, we are broadening the types of edits that we can make by incorporating innovations in Prime Editing, including dual-flap Prime Editing and PASSIGE. The scientific evidence to support the feasibility of developing product candidates based on these technologies is both preliminary and limited and has yet to be produced at a clinical scale.
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
These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, result in a loss of value to our stock or disrupt our management and business. For example, we issued and sold 11,006,163 shares of our common stock to BMS as part of the BMS Collaboration Agreement. In addition, we could face significant competition in seeking appropriate collaborators and strategic partners and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s and strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we may develop we or our collaborators and strategic partners may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.
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
We currently, and expect to continue to, rely on third parties, such as CROs, clinical data management organizations, medical institutions, preclinical laboratories and clinical investigators, to conduct some aspects of our research. For example, we may rely on a third party to conduct electroporation, to supply LNPs, or to conduct some of our preclinical animal experiments. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.
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
Although we designed the clinical trial for our current product candidate, PM359, and intend to design the clinical trials for future product candidates, a CRO is conducting our clinical trial for PM359, and CROs will conduct some or all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and current and future clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Among other reasons that may delay or impact the development of our current and future product candidates, outside parties may:
•have staffing difficulties;
•fail to comply with contractual obligations;
•experience regulatory compliance issues;
•undergo changes in priorities or become financially distressed; or
•form relationships with other entities, some of which may be our competitors.
These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs and other third parties do not perform such preclinical studies and current and future clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our current and future product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our potential product candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.
We also rely on third parties to store and distribute drug supplies for our current clinical trial and expect to rely on third parties to do the same for future clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our therapies, producing additional losses and depriving us of potential product revenue.
We contract with third parties for the manufacture of materials for our research programs and current clinical trial, and expect to continue to do so for future clinical trials and for any commercialization of product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any therapies that we may develop and commercialize, or that such supply will not be available to us on time or at an acceptable cost.
We do not have any manufacturing facilities at the present time. We currently rely on third-party manufacturers to manufacture many of our materials for research, preclinical studies and clinical trials, and expect to continue to do so. We have not yet formulated our plans for commercial supply of any product candidates that we may develop or for which we or our collaborators may in the future obtain marketing approval, but our future decisions may be subject to similar risks to the ones discussed below.
We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, some of which may include:
•the possible breach of the manufacturing agreement by the third party;
•tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), trade protection measures, import or export licensing requirements, trade embargoes, sanctions (including those administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury), other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), and protectionist or retaliatory measures taken by the United States or other countries;
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
In addition, regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, goods, including biologically derived substances, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service provides and Chinese biotech companies for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted.
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
For some of the product candidates we may develop, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates, which is a complex and time-consuming process to negotiate and document. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator or strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator or strategic partner’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, the European Commission or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator or strategic partner may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us. In addition, we and the collaborator or strategic partner may have differences in risk tolerance, which may affect the development and execution of such collaborations with respect to timing and other considerations.
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
We do not currently own any issued patents and are heavily reliant upon certain patent rights and proprietary technology we have licensed from third parties that are important or necessary to the development of our Prime Editing technology and product candidates. For example, we are a party to two license agreements with Broad Institute. In September 2019, we entered into a license agreement with Broad Institute, or the Broad License Agreement, and in May 2020, February 2021, December 2022, and September 2024, we entered into amendments to such license agreement. In December 2022, we entered into a new license agreement with Broad Institute, or the 2022 Broad License Agreement. Under the amended Broad License Agreement and the 2022 Broad License Agreement, Broad Institute grants us certain rights and licenses under certain patent rights it owns or controls relating to our Prime Editing technology and product candidates. Each license agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. Our licenses are subject to Broad Institute’s inclusive innovation model, pursuant to which Broad Institute retains the right, in certain circumstances, to grant to third parties (other than specified competitors of ours) licenses under the licensed patent rights that would otherwise fall within the scope of the exclusive license granted to us. All gene targets, which are any human genes to which a program is directed, are subject to Broad Institute’s march-in license, which means Broad Institute has the right to terminate our license to gene targets under certain conditions and could make one or more gene targets unavailable to us. However, if we initiate a program for a gene target, in accordance with the terms of each license agreement, we may block a march-in request by making certain showing and by continuing to use commercially reasonable efforts to continue to progress such development. Internally, we determine when a program for a gene target has been initiated by considering factors such as whether a gene target has been identified as the subject of a program, how much time or resources have been dedicated to researching, developing, and/or designing and using reagents for a program, and the amount of preclinical testing in process for such program. If we fail to comply with these or other obligations in our current or future license agreements, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our Prime Editing technology or any other technology or product candidates covered by the intellectual property licensed under this agreement. Our business would be seriously harmed if any current or future licenses terminate, if our licensors fail to abide by the terms of the license, if our licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. If our license agreements terminate, or we experience a reduction or elimination of licensed rights under these agreements, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business. Moreover, if certain of our license agreements terminate, we may be required to continue to license or assign certain of our intellectual property to the applicable counterparty.
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
We have in-licensed five issued U.S. patents, six granted ex-U.S. patents, and own and have in-licensed a number of patent applications that cover Prime Editing methods and its components and systems. We and our licensors have filed patent applications intended to specifically cover our Prime Editing technology and uses with respect to treatment of particular diseases and conditions. While we in-license five issued U.S. patents, we do not currently own any, or in-license any other, issued U.S. patents.
We have five in-licensed issued U.S. patents and six granted ex-U.S. patents, all of which cover Prime Editing methods and its components and systems. Our owned and in-licensed patent applications contain claims directed to compositions of matter for our Prime Editing product candidates, as well as methods directed to the use of such product candidates for gene therapy treatment. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.
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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we expect to seek to expand our product candidate pipeline in part by in-licensing additional rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from Beam Therapeutics and Broad Institute in the past, we cannot guarantee that we will be able to in-license or acquire additional rights to any product candidates or technologies from Beam Therapeutics, Broad Institute, or other third parties on acceptable terms or at all. For example, Broad Institute is developing improvements to the Prime Editing technology for which we may find it necessary or useful to obtain a license. In addition, our agreements with Beam Therapeutics and Broad Institute provide that our fields of use exclude particular fields. If we determine that rights to such fields are necessary to commercialize our technology or product candidates or maintain our competitive advantage, we may need to obtain a license from Beam Therapeutics or Broad Institute in order to continue developing, manufacturing or marketing our technology or product candidates. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Additionally, upon our finalization of our product candidates, we may determine that there are third parties who possess technologies related to gene editing or other technologies which we may need to in-license, including intellectual property covering the use of Cas domains and RTs. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or other third parties the chance to access technology that is important to our business.
Furthermore, there has been extensive patenting activity in the field of gene editing. Pharmaceutical companies, biotechnology companies and academic institutions are competing with us or are expected to compete with us in the in the field of gene editing technology and filing patent applications potentially relevant to our business and we are aware of certain third-party patent applications that, if issued, may allow the third party to circumvent our patent rights. For example, we are aware of several third-party patents and patent applications that may be construed to cover or be relevant to our Prime Editing and PASSIGE technologies and product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and our Prime Editing technology. We may also require licenses from third parties for certain additional technologies, including technologies relating to Prime Editing, such as guide RNA modification, target sequences, Cas domains such as Cas9, reverse transcriptases such as Moloney murine leukemia virus reverse transcriptase, as well as delivery technologies for product candidates we may develop. For our PASSIGE technology, we may require additional licenses from third parties for recombinase technologies.
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
The field of gene editing is still relatively new, and only one therapeutic gene editing product has reached the market. Due to the intense research and development that is taking place by several companies, including by us and our competitors, in this field, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property related litigation and administrative proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future.
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
Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. Our product candidates make use of CRISPR-based technology, which is a field that is highly active for patent filings. As of March 2022, it was reported that over 11,000 patent families worldwide related to CRISPR gene editing inventions and their uses. The extensive patent filings related to CRISPR make it difficult for us to assess the full extent of relevant patents and pending applications that may cover our Prime Editing technology and product candidates and their use or manufacture. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our Prime Editing platform technology and product candidates. We are aware of multiple patents and patent applications directed to CRISPR technologies, Cas domains, including Cas9, and their uses in gene editing. For example, we are aware of a patent portfolio that is co-owned by the University of California, University of Vienna and Emmanuelle Charpentier, which we refer to together as CVC, which contains multiple patents and pending applications directed to gene editing. We are also aware of patents and patent applications directed to gene editing, including ones that may be relevant to our Prime Editing and PASSIGE technologies, owned or co-owned by Broad Institute, MIT, Rockefeller University, Harvard, Toolgen Inc. and Sigma-Aldrich. Additional patents and patent applications that we are aware of and directed to gene editing, including ones that may be relevant to our Prime Editing and PASSIGE technologies, are owned or co-owned by The General Hospital Corporation, BASF, SNIPR Technologies Ltd., Novartis, Columbia University, Agilent Technologies, Thermo Fisher Scientific, University of California, Intellia Therapeutics, Editas Medicine, Flagship Pioneering Innovations, Caribou Biosciences, Pairwise Plants Services, University of Washington, University of California, Stanford University, Cellectis, and Inscripta.
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
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of ownership, pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. For more information, see “Business – Other Healthcare Laws and Compliance Requirements – Other healthcare laws.” Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, including compensation of physicians with stock or stock options, could, despite efforts to comply, be subject to challenge under one or more of such laws. Additionally, the FDA or foreign regulators may not agree that we have mitigated any risk of bias in our clinical trials due to payments or equity interests provided to investigators or institutions which could limit a regulator’s acceptance of those clinical trial data in support of a marketing application. Moreover, efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the IRA, that was signed into law in August 2022, contains several provisions that are intended to limit prices of pharmaceutical and biologic products, including creating a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, imposing new manufacturer financial liability on all drugs in Medicare Part D, and allowing the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost pharmaceutical and biologic drugs without generic or biosimilar competition.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
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
In addition, in the European Union, we may seek to participate in the PRIME scheme for our product candidates. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
We may not be able to obtain orphan drug designation or exclusivity for our current or future product candidates, and even if we do, that designation may not provide an expedited development or regulatory review or approval process and any orphan drug exclusivity we may receive for approved products may not prevent the FDA or the European Commission from approving other competing products.
We received orphan drug designation from the FDA for PM359 for the treatment of CGD. We may also seek rare orphan disease designation for some of our other current or future product candidates. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan product candidates by the European Commission in the European Union. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission (as applicable) from approving another marketing authorizations application for another similar product candidate for the same orphan therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union (which can be extended to 12 years if the sponsor complies with an agreed upon pediatric investigation plan). The exclusivity period in the European Union can be reduced to six years if at the end of the fifth year it is determined that a product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified.
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
We received rare pediatric disease designation from the FDA for PM359 for the treatment of CGD. We may also seek rare pediatric disease designation for some of our other current or future product candidates. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV. Under the current statutory sunset provisions, after December 20, 2024, the FDA may only award a PRV for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug or biologic that is the subject of such application, and that designation was granted by September 30, 2024. After December 20, 2026, the FDA may not award any rare pediatric disease PRVs. However, it is possible the authority for FDA to award rare pediatric disease PRV will be further extended by Congress. As such, if we do not obtain approval of a marketing application for any of our current or future product candidates on or before September 30, 2026, and if the PRV program is not extended by Congressional action, we may not receive a PRV.
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
We are exposed to the risk of fraud or other misconduct by our employees, consultants and commercial partners, and, as we commence clinical trials, our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the EMA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA, the EMA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We are also exposed to risks in connection with any insider trading violations by employees or others affiliated with us. We adopted a code of conduct and an insider trading policy applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.
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
The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.
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
We are, or may become, subject to a number of data privacy and protection laws, rules, regulations, policies, standards and contractual obligations that apply to our collection, transmission, storage, use, disclosure, transfer, maintenance and other processing of personal information. The legislative and regulatory landscape for privacy and data protection is rapidly evolving in the U.S. and Europe, as well as other jurisdictions worldwide, which may lead to increased regulatory scrutiny on privacy and data protection requirements. As a result of the increasing complexity of data privacy and protection laws and regulations applicable to our business, and the uncertainty in how such regulations will be applied and interpreted, we cannot guarantee that we are, or have been, in compliance with all such regulations. Additionally, we rely on certain third-party vendors to process certain confidential, sensitive or personal information on our behalf. Failure or perceived failure by us or our third-party vendors to comply with any of these laws, rules, regulations, contractual obligations or standards could result in notification obligations to affected individuals and regulators, enforcement actions, regulatory investigations or inquiries, significant fines, imprisonment of company officials and public censure, and litigation, including claims for damages by affected individuals, customers or business partners, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
In the U.S., federal and state laws, rules and regulations related to the privacy and security of personal information apply, or may apply, to our business. At the federal level, for example, HIPAA establishes data privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information.
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
U.S. state laws also govern the privacy and protection of personal information. For example, the California Consumer Privacy Act, or the CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect, use, and share personal information about such individuals. The California Privacy Rights Act, or the CPRA, significantly modifies the CCPA and imposes additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to personal information, and establishes a state agency vested with the authority to enforce the CCPA. More than a dozen other states have passed similar, comprehensive privacy and data protection legislation. Moreover, some states have passed laws geared to protect specific categories of personal information, most notably Washington’s My Health Data Act, which provides an additional layer of protection to consumer health data which includes a private right of action. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how such laws will be enforced and interpreted. Thus, we may be required to incur substantial costs and expenses in an effort to comply with them, and may be required to modify or restrict our data collection and use practices.
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
Further, the Federal Trade Commission, or FTC, as well as other state attorneys general, regulate the content of our privacy policies and other public statements that provide promises and assurances about our data privacy and protection practices. We make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. If such statements are found to be deceptive, unfair or misrepresentative of our actual practices, we may subject us to government enforcement actions or other legal claims. Additionally, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Over the past year, the FTC has focused enforcement efforts on protecting privacy in the context of personal health information, and failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). Additionally, through executive and legislative action, the federal government has taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern.
In the EU, the collection and processing of personal information is governed by the EU’s General Data Protection Regulation, or the EU GDPR, and in the UK the EU GDPR has been incorporated into the laws of the UK GDPR, together with the EU GDPR, the GDPR. The GDPR in the EU and the UK, which have been incorporated into their respective laws, impose stringent requirements on the processing of health and other sensitive data. These requirements encompass: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal information and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal information; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processor. Failure to comply with the requirements of the GDPR may result in significant fines and other administrative penalties. In addition, we may be required to put in place additional mechanisms to comply with current and future privacy and data protection regulations in Europe and other worldwide jurisdictions which are or will become applicable to our business. This may interrupt or delay our development activities and/or require us to change our business practices, which could adversely affect our business, financial condition, results of operations and prospects.
Data privacy and protection legislation and enforcement will continue to be an evolving landscape at both the domestic and international level, with new laws, rules and regulations coming into effect and presenting novel legal challenges, and our efforts to comply with them may be unsuccessful. It is possible that these laws, rules and regulations will be interpreted and applied in a manner that is inconsistent with our practices. We may be required to devote significant resources to understanding and complying with such legislation, and the lack of a unified approach to data privacy and protection laws in the U.S. could lead to complicated and potentially conflicting compliance requirements. Any failure or perceived failure to comply with these laws, rules or regulations, or with any related government investigations, may require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.
The United States Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Risks Related To Employee Matters, Managing Growth and Information Technology
Our future success depends on our ability to retain our key employees and to attract, retain and motivate qualified personnel.
We are highly dependent on our key executives and other principal members of our management, scientific and clinical team. Although we have entered into employment agreements and/or offer letters with our executive officers, they are engaged “at will,” meaning we or they may terminate the relationship at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, our company-building efforts and establishment of a company culture will also be important to developing an innovative company in a high-evolving area. We may not be able to succeed in these efforts to build Prime Medicine as an attractive and exciting place to build a career or to attract and retain these types of personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of, certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our internal computer and information technology systems, or those of our third-party vendors, collaborators, contractors, consultants or other third parties, may fail or suffer cybersecurity incidents, data breaches, loss or leakage of data and other disruptions which could result in the material disruption of our product development programs, compromise confidential, sensitive or personal information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.
Like other companies in our industry, our internal computer and information technology systems and those of our current and any future third-party vendors, collaborators, contractors, consultants or other third parties, are vulnerable to damage or interruption from, among other things, computer viruses, computer hackers, phishing attacks, ransomware, malware, social engineering, malicious code, employee theft, fraud, misconduct or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, as well as data breaches or cybersecurity incidents. The risk of cyber incidents could also be increased by cyberwarfare in connection with the current conflict between Russia and Ukraine, including potential proliferation of malware into systems unrelated to the conflict. In addition, part of our workforce is currently working remotely. This could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions. While we seek to protect our information technology systems from system failure, accident and security compromise or breach, we have in the past and may in the future experience phishing and other security incidents which could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary, personal or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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
If we were to experience a cybersecurity compromise or breach or other security incident relating to our information systems or data, the costs, time and effort associated with the investigation, remediation and potential notification of the breach to counterparties, regulators and data subjects could be material. We may incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of critical information. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. We cannot guarantee that we will be able to detect or prevent any such incidents, and our remediation efforts may not be successful or timely. Our efforts to improve security and protect systems and data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary, personal or confidential information. Additionally, while we currently maintain cybersecurity insurance, coverage may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss.
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
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act, or AI Act, entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines. Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
As of December 31, 2024, we had 131,160,842 shares of common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.
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
Increased attention to, and evolving expectations for, environmental, climate change, social, and governance, or ESG, initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of the Company, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, which may adversely impact our operations.
In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has issued rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to ESG initiatives. In recent years, “anti-ESG” sentiment has gained momentum across the U.S., with many states, Congress, and the President having proposed or enacted “anti-ESG” policies, legislation, executive orders or initiatives or issued related legal opinions. Such anti-ESG-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in Prime facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Provisions in our third amended and restated certificate of incorporation, as amended, our second amended and restated by-laws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our third amended and restated certificate of incorporation, as amended, our second amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our third amended and restated certificate of incorporation, as amended, and second amended and restated by-laws include provisions that:
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
•expressly authorized our Board of Directors to make, alter, amend or repeal our second amended and restated by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our third amended and restated certificate of incorporation, as amended and second amended and restated by-laws.
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
Any provision of our third amended and restated certificate of incorporation, as amended, and second amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our second amended and restated bylaws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our second amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the DGCL, our third amended and restated certificate of incorporation, as amended, or our second amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our second amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, the Exchange Act, the respective rules and regulations promulgated thereunder or the Federal Forum Provision. In addition, our second amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision in our second amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the forum selection clauses in our second amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations, impact our financial results or otherwise adversely impact our business.
Significant outbreaks of contagious diseases and other adverse public health developments could have a material impact on our business operations and operating results. For example, COVID-19 and the post-COVID environment, and supply chain, labor market and other disruptions, as well as volatility in the global financial markets, in each case driven by the pandemic, affected segments of the global economy and our operations. Worldwide pandemics or outbreaks of any highly infectious or contagious diseases may adversely impact our operations, research and development, and as we continue development, any preclinical studies, clinical trials and manufacturing activities we may conduct, some of which may include:
•delays or disruptions in research programs, preclinical studies, clinical trials or IND-enabling studies that we or our collaborators may conduct;
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
In addition, health pandemics and epidemics, such as COVID-19, could continue to produce significant and prolonged disruption of or volatility in global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. If we or any of the third parties with whom we engage were to experience additional shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, any future pandemic or other outbreak of contagious disease could exacerbate the other risks described in this section.
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
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity risk management program is a significant part of our overall risk management program. Teams of internal and third-party cybersecurity professionals oversee cybersecurity risk management, which incorporates elements of the National Institute for Standards and Technology Cybersecurity Framework.
We also maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats. We also have a process in place to oversee and vet our third party resources, including, for critical vendors and as appropriate, through reviews of Service Organization Control Type 2 reports.
We maintain an ongoing end-user cybersecurity awareness program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions, including quarterly training and simulated phishing campaigns.
Although we have not experienced a material cybersecurity incident, like other organizations in our industry, we face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. For more information about the cybersecurity risks we face, see the section entitled “Risk Factors — Risks Related to Information Technology and Data Privacy”.

Oversight and Governance
Members of our senior management, including our Chief Executive Officer, Chief Financial Officer, and leaders from our legal and information technology functions, maintain responsibility for assessing and managing cybersecurity threats. This team has deep expertise in building and leading information systems and cybersecurity teams across a variety of institutions. Our Head of Information Technology has approximately 20 years of information security experience.
Cybersecurity risk governance has been delegated by our Board of Directors to the Audit Committee of the Board of Directors, or the Audit Committee. As provided in the Audit Committee Charter, the Audit Committee is responsible for reviewing, assessing, and considering, in consultation with management and the Board, as appropriate, the overall risk management policies and procedures of the Company, including our major risk exposures such as cybersecurity.
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
Item 2. Properties
We currently lease and occupy the following spaces:
•approximately 50,000 square feet of laboratory and office space at 60 First Street, Cambridge, MA 02141 under a lease term that expires in February 2034;
•approximately 27,000 square feet of combined laboratory and office space at 64 Sidney Street, Cambridge, MA 02139 under a lease term that expires in April 2025; and
•approximately 16,000 square feet of combined laboratory and office space at 480 Arsenal Street, Watertown, MA 02472 under a lease term that expires in April 2027.
In addition to these spaces, we have secured approximately 99,000 square feet of additional office and laboratory space at 60 First Street, Cambridge, MA 02141 and 49,000 square feet of new office and laboratory space at 500 Arsenal Street, Watertown, MA 02472. We expect to begin to occupy these spaces in the first half of 2025.
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
Holders
As of February 20, 2025, there were approximately 77 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
The BMS Purchase Agreement includes lock-up restrictions with respect to the common stock purchased. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the shares until September 30, 2027 subject to specified conditions and exceptions. In addition, the Company agreed, among other things, to file with the SEC a registration statement covering the resale of the shares and to use commercially reasonable efforts to cause such registration statement to become effective on or prior to ninety (90) calendar days after closing. The Company filed the registration statement on Form S-3 covering the resale of the shares with the SEC on December 13, 2024, which became effective on December 20, 2024.
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
In September 2024, we announced that we are strategically focusing our pipeline on a set of high value programs organized around the following core areas of focus: hematology, immunology and oncology, liver, and lung. Each program is targeting a disease with well-understood biology and a clearly defined clinical development and regulatory path and the programs are expected to provide the foundation for expansion into additional opportunities. Each prioritized program is also intended to serve as a beachhead, in that the modularity of the Prime Editing platform is expected to allow Prime Medicine to generate follow-on candidates rapidly and efficiently. In addition, we are identifying partnership opportunities to advance other programs.
CGD, is our most advanced blood program, and we have designated PM359 as our candidate in the treatment of this disease.
We believe our Prime Editing programs are well-positioned to leverage the clinical, regulatory, and manufacturing advancements made to date across gene therapy, gene editing, and delivery modalities to accelerate progression to clinical trials and potential approval.
Components of Our Results of Operations
Revenues
Our revenues to date have been generated through research collaboration and license agreements. We recognize revenue over the expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreements and any additional collaborations that we may enter into in the future. To date, we have not generated any revenue from product sales or royalties and do not expect to generate any revenue from the sale of products or royalties for the foreseeable future.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates. These expenses include:
•personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation for employees engaged in manufacturing, research and development functions;
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
We expense all research and development costs in the periods in which they are incurred. Most of our research and development expenses have been related to early stage development activities. External research and development costs for any individual product candidate will be tracked upon the FDA’s clearance of the IND application for that product candidate. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform and, as such, are not separately classified.
Upfront and milestone payments made are accrued for and expensed when the achievement of the milestone is probable up to the point of regulatory approval. Milestone payments made upon regulatory approval will be capitalized and amortized over the remaining useful life of the related product.
We expect our research and development expenses to continue to increase substantially for the foreseeable future with our planned research and development activities related to developing any future product candidates, including investments in manufacturing, as we advance any product candidates we may identify and conduct clinical trials, and with our obligations under the BMS Collaboration Agreement.
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
Other Income (Expense)
Other income (expense), net consists of:
•interest and other income earned on our short-term investments; and
•the change in the fair value of our short-term investment in Beam Therapeutics Inc., or Beam, a related party, in connection with the Beam Collaboration Agreement, which is discussed in greater detail in Item 1. Business, of this Annual Report on Form 10-K.

Results of Operations — Comparison of the Years Ended December 31, 2024 and 2023
Operating Expenses
Research and Development Expenses

	Year ended December 31,
(in thousands)	2024	2023	Change
Research and development expenses:
Personnel expenses	$59,988	$51,095	$8,893
Research costs	41,678	59,609	(17,931)
Facility related	35,509	24,221	11,288
License, intellectual property fees, and other	8,060	6,135	1,925
Professional and consultant fees	5,919	6,845	(926)
Clinical expense	4,135	—	4,135
Total research and development expenses	$155,289	$147,905	$7,384
The $7.4 million increase in research and development expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily driven by:
•$11.3 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space.
•$8.9 million increase in personnel expense, including an increase in stock-based compensation expense of $4.8 million, driven by the higher headcount of our research and development function as compared to the prior year;
•$4.1 million increase in clinical expenses related to PM359, our candidate to treat chronic granulomatous disease; and
•$1.9 million increase in license fees for amounts due to the Broad resulting from the BMS Collaboration Agreement.
This is offset by a $17.9 million decrease in lab supplies expense as materials used in the current year for our ongoing Phase 1 clinical trial were purchased in advance in 2023.
Settlement Payment — Related Party
In January 2024, we entered into a settlement agreement with Myeloid Therapeutics, Inc., or Myeloid, to resolve two arbitration proceedings. Under the terms of the agreement, the parties agreed to resolve and settle all disputes between the parties and release all claims between them relating to the parties’ license agreement and the arbitrations in exchange for our payment to Myeloid of $13.5 million, certain mutual covenants, and other consideration.
General and Administrative Expenses

	Year ended December 31,
(in thousands)	2024	2023	Change
General and administrative expenses:
Personnel expenses	$26,569	$17,076	$9,493
Professional and consultant fees	13,459	17,642	(4,183)
Facility related and other	10,133	8,669	1,464
Total general and administrative expenses	$50,161	$43,387	$6,774

The $6.8 million increase in general and administrative expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily driven by:
•$9.5 million increase in personnel expense, a majority of which was an increase in non-cash stock-based compensation expense of $7.4 million; and
•$1.5 million increase in facility related and other primarily related to the ongoing build out of our facility at 60 First Street.
This was offset by a $4.2 million decrease in professional and consultant fees for legal services.
Other Income (Expense)

	Year ended December 31,
(in thousands)	2024	2023	Change
Other income:
Interest income	3,522	2,811	711
Accretion (amortization) of investments	$3,507	$5,677	$(2,170)
Change in fair value of short-term investment — related party	(485)	(2,382)	1,897
Other income, net	41	274	(233)
Total other income, net	$6,585	$6,380	$205
Accretion of investments
Accretion (amortization) of investments for each of the periods presented is a result of the price at which our investments are purchased. If the investments are purchased at a price different from their par value, the difference is accreted, if lower than par, or amortized, if higher than par, until the investment matures or is sold.
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock, public offerings of our common stock, and through payments from our collaboration partners. As of December 31, 2024, we had cash and cash equivalents, short-term investments, and related party short-term investments of $190.4 million, excluding our restricted cash, or $204.5 million, including restricted cash.
In November 2023, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, under which we may, from time to time, issue and sell shares of our common stock having an aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. Jefferies is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of our shares of common stock. Pursuant to the Sales Agreement, any shares will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-275321) filed with the SEC on November 3, 2023, including the base prospectus contained therein, as declared effective by the SEC on November 13, 2023. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2024, we have not sold any shares of common stock under the 2023 ATM Program.

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
Going Concern
Since our inception, we have incurred substantial losses. As of December 31, 2024, we had an accumulated deficit of $687.2 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of December 31, 2024, we maintained cash, cash equivalents, short-term investments, and related party short-term investments of $190.4 million.
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. Based on the our cash, cash equivalents, short-term investments, and related party short-term investments as of December 31, 2024, our current and forecasted level of operations and forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.
The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
(in thousands)	2024	2023
Net change in cash, cash equivalents, and restricted cash
Net cash used in operating activities	$(122,865)	$(165,412)
Net cash provided by investing activities	68,457	18,711
Net cash provided by financing activities	195,876	655
Net change in cash, cash equivalents, and restricted cash	$141,468	$(146,046)

Operating Activities
Net cash used in operating activities for the year ended December 31, 2024 was driven primarily by the following uses of cash:
•$195.9 million net loss;
•$15.9 million change in prepaid expenses and other current assets;
•$13.5 million change in accrued settlement payment — related party;
•$6.5 million change in lease liabilities; and
•$5.3 million change in accounts payable.
These were offset by:
•$70.3 million change in deferred revenue;
•$41.9 million of non-cash amounts included in net loss, which consisted primarily of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party; and
•$1.8 million change in accrued expenses and other assets.
Net cash used in operating activities for the year ended December 31, 2023 was driven primarily by the following uses of cash:
•$198.1 million net loss;
•$12.3 million change in lease liabilities; and
•$9.5 million change in prepaid expenses and other current assets.
These were offset by:
•$30.1 million of non-cash amounts included in net loss, which primarily consisted of change in non-cash lease expense, fair value of short-term investment — related party, and stock-based compensation expense;
•$13.5 million change in accrued settlement payment — related party;
•$9.1 million change in accounts payable; and
•$1.8 million change in accrued expenses and other current liabilities.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2024 was driven primarily by the following:
•$74.8 million of maturities of short-term investments, net of purchases; offset by
•$7.3 million of purchases of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2023 was driven primarily by the following:
•$27.6 million of maturities of short-term investments, net of purchases; and
•$8.7 million of purchases of property and equipment.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was driven primarily by the following:
•$132.1 million of proceeds from issuances of common stock with our February 2024 public offering;
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
Contractual Obligations and Other Commitments
Leases
Refer to Note 6, Leases, to our consolidated financial statements appearing within this Annual Report on Form 10-K for information on our lease obligations.
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
Revenues from contracts
We account for our revenue in accordance with ASC, 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps at inception of the agreement or upon material modification of the agreement: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.
We consider the pattern of satisfaction of the performance obligations under step (v) above to be a critical accounting estimate. More specifically, the determination of the level of achievement of research and development service performance obligations, whose pattern of satisfaction is measured using costs incurred to date as compared to total costs incurred and expected to be incurred in the future is driven by a critical accounting estimate.
In estimating the costs expected to be incurred in the future, we use our most recent budget and long-range plan, adjusted for any pertinent information. While this is our best estimate as of the reporting period, costs expected to be incurred in the future require management judgment as the scope and timing of research and development activities may change significantly over time. Change in our estimate of the scope and timing of research and development services performed relative to the actual scope and timing may have a significant impact on revenue recognition.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing within this Annual Report on Form 10-K.
Emerging Growth Company Status
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result of this election, our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of December 31, 2024, we held cash and cash equivalents, investments, and restricted cash $204.5 million. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of out registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls, which may result in changes to our systems and refinements to our processes. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required under this item (excluding the information under the subheading “Pay Versus Performance”) is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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
4.1
Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated April 20, 2021 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2024)
10.1#
2019 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.2#
2022 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.3#	2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)
10.4#
Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.5#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024)
10.6#
Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.7#
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

Exhibit number	Description of exhibit
10.8#
Amended and Restated Employment Agreement, dated July 7, 2022, between the Registrant and Keith Gottesdiener (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.9#
Amended and Restated Employment Agreement, dated July 20, 2022, between the Registrant and Jeremy Duffield (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.10#
Amended and Restated Employment Agreement, dated July 11, 2022, between the Registrant and Ann Lee (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.11#
Amended and Restated Employment Agreement, dated July 7, 2022, between the Registrant and Carman Alenson (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579), filed with the SEC on October 17, 2022

10.12#
Amended and Restated Employment Agreement, dated July 7, 2022, between the Registrant and Meredith Goldwasser (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579), filed with the SEC on October 17, 2022)

10.13#
Employment Agreement, effective as of January 17, 2024, between the Registrant and Allan Reine (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024)

10.14†
Collaboration and License Agreement, dated September 26, 2019, between Beam Therapeutics Inc. and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.15†
License Agreement, dated September 26, 2019, between The Broad Institute, Inc. and the Registrant, as amended (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.16†
Amendment No. 1 to License Agreement, dated May 5, 2020, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.17†
Amendment No. 2 to License Agreement, dated February 18, 2021, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.18†
Amendment No. 3 to License Agreement, dated December 22, 2022, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023)

10.19†*
Amendment No. 4 to License Agreement, dated September 27, 2024, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.20†
License Agreement, dated December 22, 2022, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023)

10.21
Pledge from Prime Medicine, amended and restated August 2022, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.22+
Andrew Anzalone Offer Letter, dated December 20, 2019 (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed on October 17, 2022)

10.23
Andrew Anzalone Confidentiality, Assignment and Nonsolicitation Agreement, dated October 16, 2020 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed on October 17, 2022)

10.24#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022
10.25#
Amendment No. 1 to Amended and Restated Employment Agreement, dated July 6, 2023, between Registrant and Keith Gottesdiener (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2023).

Exhibit number	Description of exhibit
10.26
Lease Agreement, dated as of November 22, 2021, between NW Cambridge Property Owner, LLC and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023)

10.27+†
Securities Purchase Agreement, dated September 28, 2024, by and between Juno Therapeutics, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024)

10.28+†
Research Collaboration and License Agreement, dated September 28, 2024, by and between Juno Therapeutics, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

19.1*†	Prime Medicine, Inc. Amended and Restated Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Prime Medicine, Inc. Compensation Recovery Policy, dated September 15, 2023 (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 1, 2024)

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

Prime Medicine, Inc.

February 28, 2025	By:	/s/ Keith Gottesdiener
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

Signature	Title	Date

/s/ Keith Gottesdiener	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Keith Gottesdiener

/s/ Allan Reine	Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Allan Reine

/s/ Carman Alenson	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Carman Alenson

/s/ Thomas Cahill	Director	February 28, 2025
Thomas Cahill

/s/ Wendy Chung	Director	February 28, 2025
Wendy Chung

/s/ Kaye Foster	Director	February 28, 2025
Kaye Foster

/s/ Michael Kelly	Director	February 28, 2025
Michael Kelly

/s/ Jeff Marrazzo	Director	February 28, 2025
Jeff Marrazzo

/s/ Robert Nelsen	Director	February 28, 2025
Robert Nelsen

/s/ David Schenkein	Director	February 28, 2025
David Schenkein

PRIME MEDICINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Prime Medicine, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prime Medicine, Inc. and its subsidiary (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has an accumulated deficit, and needs to raise additional capital to fund future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2025
We have served as the Company's auditor since 2021.

PRIME MEDICINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$182,476	$41,574
Short-term investments	2,998	74,639
Short-term investment — related party	4,968	5,452
Prepaid expenses	6,777	19,057
Other current assets	14,667	2,254
Total current assets	211,886	142,976
Property and equipment, net	24,404	22,659
Operating lease right-of-use assets	47,156	13,941
Restricted cash	14,062	13,496
Other assets	—	779
Total assets	$297,508	$193,851
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,351	$19,537
Accrued expenses and other current liabilities	15,904	14,110
Accrued settlement payment — related party	—	13,500
Deferred revenue — related party	7,092	—
Operating lease liability	3,614	9,276
Total current liabilities	37,961	56,423
Deferred revenue, net of current — related party	63,218	—
Operating lease liability, net of current	37,180	4,357
Research and development funding liability	6,000	—
Total liabilities	144,359	60,780
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 131,160,842 and 97,377,121 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	840,358	624,414
Accumulated other comprehensive loss	1	(15)
Accumulated deficit	(687,212)	(491,330)
Total stockholders’ equity	153,149	133,071
Total liabilities and stockholders’ equity	$297,508	$193,851
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue:
Collaboration revenue — related party	$1,609	$—
Collaboration revenue	1,374	—
Total revenue	2,983	—
Operating expenses:
Research and development (1)	155,289	147,905
Settlement payment — related party	—	13,500
General and administrative	50,161	43,387
Total operating expenses	205,450	204,792
Loss from operations	(202,467)	(204,792)
Other income:
Interest income	3,522	2,811
Accretion (amortization) of investments	3,507	5,677
Change in fair value of short-term investment — related party	(485)	(2,382)
Other income, net	41	274
Total other income, net	6,585	6,380
Net loss before income taxes	(195,882)	(198,412)
Benefit from income taxes	—	279
Net loss attributable to common stockholders	$(195,882)	$(198,133)
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.18)
Weighted-average common shares outstanding, basic and diluted	118,600,381	90,969,327

Comprehensive loss:
Net loss	$(195,882)	$(198,133)
Change in unrealized loss on investments, net of tax	16	369
Comprehensive loss	$(195,866)	$(197,764)
__________________
(1)Includes related party amounts of $— million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2022	97,209,213	$2	$609,849	$(384)	$(293,197)	$316,270
Issuance of common stock upon exercise of stock options	167,908	—	655	—	—	655
Stock-based compensation expense	—	—	13,910	—	—	13,910
Change in unrealized loss on investments, net of tax	—	—	—	369	—	369
Net loss	—	—	—	—	(198,133)	(198,133)
Balances at December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuance of common stock under the Securities Purchase Agreement to BMS — related party (Note 9)	11,006,163	—	38,081	—	—	38,081
Issuances of common stock under the employee stock purchase plan	189,509	—	837	—	—	837
Issuances of common stock upon exercise of stock options	28,048	—	103	—	—	103
Stock-based compensation expense	—	—	26,068	—	—	26,068
Change in unrealized loss on investments, net of tax	—	—	—	16	—	16
Net loss	—	—	—	—	(195,882)	(195,882)
Balances at December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows used in operating activities:
Net loss	$(195,882)	$(198,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	26,068	13,910
Non cash lease expense	12,355	12,788
Depreciation expense	6,128	4,653
Change in fair value of short-term investment — related party	484	2,382
Loss on disposal of property and equipment	—	28
Amortization of premiums and discount on short-term investments	(3,094)	(3,408)
Deferred income taxes	—	(279)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,859)	(9,455)
Accounts payable	(5,257)	9,140
Accrued expenses and other current liabilities	1,843	1,758
Accrued settlement payment — related party	(13,500)	13,500
Deferred revenue — related party	70,310	—
Lease liability	(6,461)	(12,296)
Net cash used in operating activities	(122,865)	(165,412)
Cash flows provided by investing activities:
Maturities of investments	204,200	132,556
Purchases of investments	(129,449)	(104,951)
Purchases of property and equipment	(7,294)	(8,724)
Return (payment) of security deposit	1,000	(170)
Net cash provided by investing activities	68,457	18,711
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs	132,055	—
Proceeds from issuance of pre-funded warrants, net of issuance costs	18,800	—
Proceeds from issuance of common stock under the BMS Securities Purchase Agreement — related party	38,081	—
Proceeds from research and development funding liability	6,000	—
Proceeds from ESPP offerings	837	—
Net proceeds from stock option exercises	103	655
Net cash provided by financing activities	195,876	655

Net change in cash, cash equivalents, and restricted cash	141,468	(146,046)
Cash, cash equivalents, and restricted cash at beginning of period	55,070	201,116
Cash, cash equivalents, and restricted cash at end of period	$196,538	$55,070
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$196,538	$55,070
Less: restricted cash	14,062	13,496
Total cash, and cash equivalents	$182,476	$41,574

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$44,935	$3,265
Decrease in right-of-use assets due to lease termination	$—	$6,081
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,154	$575
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Nature of the Business and Basis of Presentation
Prime Medicine, Inc., together with its consolidated subsidiary (the “Company”) is a biotechnology company committed to delivering a new class of differentiated one-time curative treatments. The Company is deploying Prime Editing technology, which it believes is a versatile, precise, and efficient gene editing technology. The Company was incorporated in the State of Delaware in September 2019. Its principal offices are in Cambridge, Massachusetts.
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
In February 2024, the Company issued and sold 22,560,001 shares of its common stock, including 3,360,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $6.25 per share. Further, in lieu of common stock to certain investors, the Company sold pre-funded warrants to purchase 3,200,005 shares of common stock at a public offering price of $6.24999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.00001 per share exercise price for each pre-funded warrant. As a result of the offering, the Company received approximately $150.9 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of $10.1 million.
On September 28, 2024 (the “Effective Date”), the Company entered into a Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”). Additionally, on the Effective Date, the Company entered into a Securities Purchase Agreement (the “BMS Purchase Agreement”) with BMS, pursuant to which the Company agreed to sell and issue shares of its common stock to BMS. The BMS Collaboration Agreement and the BMS Purchase Agreement are discussed in greater detail in Note 9, License and Collaboration Agreements. Under the BMS Collaboration Agreement, the Company received a $55.0 million equity investment and a $55.0 million upfront payment.
Since its inception, the Company has incurred substantial losses. As of December 31, 2024, the Company had an accumulated deficit of $687.2 million and expects to generate operating losses and negative operating cash flows for the foreseeable future. As of December 31, 2024, the Company maintains cash, cash equivalents, short-term investments, and related party short-term investments of $190.4 million.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40") the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. Based on the Company's cash, cash equivalents, short-term investments, and related party short-term investments as of December 31, 2024, the Company's current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.
The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of Prime Medicine, Inc. and its wholly owned subsidiary Prime Medicine Securities Corp., a Massachusetts securities corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
Change in Presentation
For the year ended December 31, 2024, “Other income, net” as presented on the consolidated statements of operations and comprehensive loss was disaggregated into “Accretion (amortization) of investments,” “Interest income,” and “Other income, net”. In addition, the Company updated its presentation of accrued expenses footnote to better represent the nature of the accrued expense. As a result, a portion of “Accrued professional fees” was disaggregated into “Facility related” and the remaining amounts were included as “Other”. These presentations have been conformed for all previous periods presented and had no impact on previously reported results.

2.Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected within these consolidated financial statements include, but are not limited to, the valuation of the Company’s stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ materially from those estimates or assumptions.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and restricted cash. Under its investment policy, the Company invests in U.S. Treasury, government securities, and corporate debt and maintains its cash and cash equivalents at high-quality and accredited financial institutions in amounts that could exceed federally insured limits. Cash equivalents are invested in money market funds. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of initial purchase to be cash equivalents.
Restricted Cash
Restricted cash consists of letters of credit that are required to be maintained in connection with the Company’s lease arrangements.
Short-term Investments and Related Party Short-Term Investment
The Company’s short-term investments consist of investments in securities with remaining maturities beyond three months at the date of purchase and one year or less from the balance sheet date. The Company classifies its investments as available-for-sale and carries them at fair market value. The unrealized losses on the Company’s available-for-sale debt securities are recorded in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
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
The Company enters into collaboration and licensing agreements with partners under which it may exclusively license rights to research, develop, manufacture, and commercialize product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: (1) non-refundable, upfront fees; (2) equity investment; (3) reimbursement of certain costs; (4) customer option fees for additional goods or services; (5) milestone payments; and (6) royalties on net sales of licensed products.
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company also uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as collaboration receivable in the Company’s consolidated balance sheet. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Deferred revenue expected to be recognized as revenue within 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current.
Milestone payments
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.
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
Upfront payments payable by the Company under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed over the maintenance period. Milestone payments payable by the Company under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.
Nonrefundable advance payments made by the Company for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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
Warrants
Management assesses warrants under ASC 480, Distinguishing Liabilities from Equity, to determine whether they should be classified as equity or liability. If the classification is determined to be equity, proceeds received for the warrants are recorded as an increase to additional paid-in capital in the consolidated balance sheets. If classified as a liability, the Company records the warrant as a liability on its consolidated balance sheet and remeasures this liability to fair value at each reporting date and recognizes changes in the fair value of the warrant liability as a component of other expense in the consolidated statements of operations and comprehensive loss.
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

Segment Information
Under ASC 280, Segment Reporting, operating segment is a component of a public entity that 1) engages in business activities from which it may recognize revenues and incur expenses, 2) its operating results are regularly reviewed by the entity’s chief operating decision maker, or CODM, to make decisions about resource allocation or performance assessment, and 3) its discrete financial information is available. The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions.
Our chief executive officer, who is the CODM, manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual net loss verses the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Year Ended December 31,
(in thousands)	2024	2023
Total revenue	$2,983	$—
Operating expenses:
Research and development expenses
Personnel expenses	59,988	51,095
Research costs	41,678	59,609
Facility related	35,509	24,221
General and administrative expenses:
Personnel expenses	26,569	17,076
Other segment items(1)	41,706	52,791
Total operating expenses	205,450	204,792
Total other income, net	6,585	6,380
Benefit from income taxes	—	279
Net loss	$(195,882)	$(198,133)
(1) Other segment items consist of professional and consultant fees, license and intellectual property fees, general and administrative facility costs, and settlement costs.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, and in January 2025, issued ASU 2025-01, Clarifying the Effective Date, which requires more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for the first annual reporting period beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on its disclosures.
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
3.Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$178,212	$—	$178,212
Corporate debt securities	—	3,793	—	3,793
Short-term investments:
U.S. Treasury and government securities	—	2,998	—	2,998
Related party short-term investment:
Beam equity securities	4,968	—	—	4,968
Total cash equivalents and investments	$4,968	$185,003	$—	$189,971

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$24,209	$—	$24,209
Short-term investment:
U.S. Treasury and government securities	—	74,639	—	74,639
Related party short-term investment:
Beam equity securities	5,452	—	—	5,452
Total cash equivalents and investments	$5,452	$98,848	$—	$104,300
The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$2,997	$1	$—	$2,998

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$74,654	$7	$(22)	$74,639
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Due within one year	$2,998	$74,639
There were no marketable securities in unrealized loss positions as of December 31, 2024. Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of December 31, 2024 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2024	2023
Property and equipment:
Laboratory equipment	$27,343	$23,873
Leasehold improvement	5,136	579
Furniture and fixture	1,075	278
Computer hardware and software	869	11
Construction in progress	3,578	5,402
Total property and equipment	38,001	30,143
Less: Accumulated depreciation	(13,597)	(7,484)
Total property and equipment, net	$24,404	$22,659
Depreciation expense related to property and equipment is as follows:

	Year ended December 31,
(in thousands)	2024	2023
Depreciation expense	$6,128	$4,653

5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2024	2023
Accrued expenses and other current liabilities
Employee compensation and benefits	$8,976	$8,270
Facility related	2,811	1,239
License fee	1,938	—
Research and clinical costs	907	1,962
Other	1,272	2,639
Total accrued expenses and other current liabilities	$15,904	$14,110
6.Leases
21 Erie Street, Cambridge, Massachusetts Lease
In March 2020, the Company entered into an operating lease to sublease office and laboratory space located at 21 Erie Street, Cambridge, Massachusetts. This lease was subject to various amendments and the amended lease agreement provided for escalating monthly rental payments with fixed costs for expenses and property taxes included in each payment. In November 2023, the Company exercised its option to terminate this lease with a seven-month notice.
38 Sidney Street, Cambridge, Massachusetts Lease
In July 2021, the Company entered into a non-cancelable operating lease to sublease office space in Cambridge, Massachusetts. The lease commenced in August 2021 and contained escalating monthly rental payments. The lease expired in December 2024 and the Company did not exercise its right to extend the lease for one additional six-month period.
64 Sidney Street, Cambridge, Massachusetts Lease
In July 2021, the Company entered into a non-cancelable operating lease to sublease office space located at 64 Sidney Street, Cambridge, Massachusetts. The lease commenced in April 2022 and contained escalating monthly rental payments. The lease term expires in April 2025. The Company has a right to extend the lease for one additional six-month period at a market rate, which is not probable of being exercised by the Company. The lease requires the Company to share in prorated expenses and property taxes based on actual amounts incurred.
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space at 60 First Street, Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease (the “60 First Street Lease”). Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the consolidated balance sheets as of December 31, 2024 and December 31, 2023.
Accounting Considerations
The Company determined that the lease contained three separate lease components, each of which represents a right of use that the Company can benefit from on its own and are neither highly dependent nor highly related to each other. The Company allocated the consideration among the three lease components based on their relative fair market values.

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
The lease commencement for the other two lease components is expected to occur in the first half of 2025. Any consideration paid to lease components for which the lease has not commenced are recorded as prepaid expense on the consolidated balance sheets.
In June, 2024, the Company filed a complaint in Massachusetts Superior Court against NW Cambridge Property Owner, LLC (“NWC”), the Company’s landlord at 60 First Street, alleging that NWC had breached the 60 First Street Lease by, among other reasons, refusing to provide the Company with certain rental credits for the late delivery of the leased space. While this lawsuit is pending, the Company has and is expecting to continue to make certain disputed payments under the 60 First Street Lease under protest. As the Company expects this lawsuit to be resolved in its favor and for the payments made under protest to be refunded to the Company, these payments are recorded within other current assets on the Company’s consolidated balance sheets. As of December 31, 2024, total payments made under dispute was $10.8 million.
Arsenal Street, Watertown, Massachusetts Lease
In August 2024, the Company entered into the third amendment to its existing lease for approximately 16,000 square feet of combined laboratory and office space at 480 Arsenal Street, Watertown Massachusetts (the “480 Arsenal Amendment”). In September 2024, the Company entered into a new lease for approximately 48,500 square feet of combined laboratory and office space at 500 Arsenal Street, Watertown, Massachusetts (the “500 Arsenal Lease”). The landlords of the spaces at 480 Arsenal Street and 500 Arsenal Street are affiliates.
The 480 Arsenal Amendment provides the Company with an additional 9,400 square feet of combined laboratory and office space (the “Expansion Space”) at no additional cost and also provides an early termination date for the existing space and the Expansion Space as the later of: 1) the date occurring 150 days after the lease commencement of 500 Arsenal Lease, or 2) 30 days after substantial completion of tenant improvements at 500 Arsenal Street.
The 500 Arsenal Lease term commenced in December 2024 with a base term of 11 months. Subsequent to the base term, the Company has an option to extend the lease through August 2028. The Company secured the lease with a $0.6 million security deposit, which was recorded as restricted cash on the consolidated balance sheets as of December 31, 2024. The 500 Arsenal Lease also provides a tenant improvement allowance of $2.4 million and an additional tenant improvement allowance of $1.2 million, which the Company would be obligated to repay to the landlord.
Accounting Considerations
As the 480 Arsenal Amendment and the 500 Arsenal Lease meet the criteria for combining contracts under ASC 842, the Company determined that both 480 Arsenal Amendment and the 500 Arsenal Lease are modifications to its existing lease at 480 Arsenal Street. Within the combined contract the Company identified two separate lease components, each of which represents a right of use that the Company can benefit from on its own and which are neither highly dependent nor highly related to the other. The Company allocated the consideration under the combined contract among the two lease components based on their relative fair market value. In calculating the allocable consideration and the fair market value of each lease component, the Company determined it is probable that it will exercise the option to extend the lease term provided under the 500 Arsenal Lease.
In accordance with ASC 842, the Company possessed the ability to control and derive the economic benefit for its leased space at 480 Arsenal on the effective date of the modification. Therefore, on the effective date, the Company recorded a right-of-use asset and a corresponding lease liability, which were not materially different from the existing right-of-use asset and lease liability as of the modification date.

For accounting purposes, the lease commencement for 500 Arsenal is expected to occur in the first quarter of 2025. Consideration paid for this lease component is recorded as prepaid expense on the consolidated balance sheets and is not recognized until lease commences.
Summary of lease costs recognized
The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2024 and December 31, 2023.
The components of lease cost were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Lease cost:
Operating lease cost	$15,175	$13,664
Variable lease cost	5,716	2,145
Short-term lease cost	3,512	2,816
Sublease income	(168)	(168)
Total lease cost	$24,235	$18,457
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years)	8.4 years	1.9 years
Weighted average discount rate	12.83%	6.92%
Future annual lease payments under non-cancelable operating leases as of December 31, 2024 were as follows:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
2025	$19,773
2026	23,387
2027	22,921
2028	22,294
2029	21,478
Thereafter	96,601
Total undiscounted lease payments	206,454
Less: payments related to leases not commenced	(136,637)
Less: imputed interest	(29,023)
Total operating lease liability	$40,794
7.Stockholder’s Equity
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
In September 2024, the Company entered into the BMS Purchase Agreement pursuant to which the Company issued, and BMS purchased, in an unregistered offering (the “Offering”), 11,006,163 shares (the “Shares”) of the Company’s common stock for an aggregate purchase price of $55.0 million pursuant to the terms and conditions thereof. The BMS Purchase Agreement includes lock-up restrictions with respect to the Shares. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the Shares until September 30, 2027 subject to specified conditions and exceptions. In December 2024, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the Shares. Please refer to Note 9, License and Collaboration Agreements, for additional discussion of the BMS Collaboration Agreement.
Pre-funded Warrants
As discussed in Note 1, Nature of the Business and Basis of Presentation, in February 2024, the Company sold pre-funded warrants to purchase 3,200,005 shares of common stock at a public offering price of $6.24999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.00001 per share exercise price for each pre-funded warrant. Subject to certain requirements, the pre-funded warrants can be exercised by the holder at any time. As of December 31, 2024, there have not been any exercises of the pre-funded warrants.
The pre-funded warrants meet the definition of an equity instrument under ASC 815-40 and funds received were recorded as an increase in additional paid-in capital in the consolidated balance sheets. Funds received upon exercise of warrants will be recorded as common stock in the consolidated balance sheets as the exercise price represents the par value of the underlying common stock.
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, acting as the Company’s agent and/or principal (the “Sales Agent”), with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent. As of December 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.
8.Stock-Based Compensation
2019 Equity Incentive Plan
The Company’s 2019 Stock Option and Grant Plan (the “2019 Plan”) provides for the Company to grant incentive stock options, non-qualified stock options, unrestricted stock awards, restricted stock awards and other stock-based awards to the officers, employees, consultants and other key persons of the Company. The 2019 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.
In October 2022, the Company completed its IPO, and in connection with the closing, the board of directors determined that no further awards would be granted under the 2019 Plan.
2022 Stock Option and Incentive Plan
In February 2022, the Company’s board of directors adopted, and in October 2022 its stockholders approved, the 2022 Plan, which became effective immediately preceding the date on which the registration statement for the Company’s IPO was declared effective by the SEC. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted common stock awards, restricted stock units and other stock-based awards. Stock options awarded under the 2022 Plan expire 10 years after the grant date and typically vest over four years.
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan will increase on January 1 of each year, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee. On January 1, 2025, the annual increase for the 2022 Plan resulted in an additional 6,558,042 shares authorized for issuance being added to the 2022 Plan.
As of December 31, 2024, the Company had 21,522,110 shares reserved under the 2022 Plan and the 2019 Plan, and 9,049,689 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
In February 2022, the Company’s board of directors adopted, and in October 2022 its stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”).
The 2022 ESPP provides for an annual increase on January 1 each year through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2025. As of December 31, 2024, the Company had 1,753,191 shares available for issuance under the 2022 ESPP.
Under the 2022 ESPP, the Company issued 189,509 shares of the Company’s common stock during the year ended December 31, 2024. No shares of the Company’s common stock were issued during the year ended December 31, 2023 under the 2022 ESPP.
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year ended December 31,
	2024	2023
Risk-free interest rate	4.2%	3.7%
Expected term (in years)	5.8	6.0
Expected volatility	78.4%	80.0%
Expected dividend yield	—%	—%

Time-Based Stock Options
The following table summarizes the Company’s time-based stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	7,641,863	$9.79	8.68	$12,014
Granted	4,476,710	7.99
Exercised	(28,048)	3.69
Forfeited	(679,834)	10.16
Outstanding at December 31, 2024	11,410,691	$9.08	8.10	$—
Vested and exercisable at December 31, 2024	4,888,933	$8.72	7.34	$—
Vested and expected to vest at December 31, 2024	11,410,691	$9.08	8.10	$—
Other information related to the time-based stock option activity of the Company was as follows:

	Year ended December 31,
	2024	2023
Weighted-average fair value of options granted	$5.60	$8.96
Intrinsic value of options exercised (in thousands)	$70	$1,368
As of December 31, 2024 there was $39.3 million of total unrecognized compensation cost related to time-based unvested stock options, and the Company expects to recognize such amount over a remaining weighted-average period of 2.2 years.
Performance-Based Stock Options
The Company has granted stock options to certain employees to purchase shares of common stock that contain performance-based vesting criteria related to corporate milestones. The fair value of each option grant under the performance share option plan was estimated on the date of grant. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
The following table summarizes the Company’s performance-based stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	411,730	$6.65	8.15	$1,362
Granted	650,000	7.74
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2024	1,061,730	$7.31	8.35	$—
Vested and exercisable at December 31, 2024	490,230	$6.81	7.87	$—

Other information related to the performance-based stock option activity of the Company was as follows:

	Year ended December 31,
	2024	2023
Weighted-average fair value of options granted	$5.27	$—
As of December 31, 2024 there was $3.0 million of total unrecognized compensation cost related to performance-based stock options.
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
For a period of up to six months from a grantee’s termination, the Company has the right and option to repurchase unvested restricted common stock at the lower of (i) the original purchase price per share or (ii) the fair market value per share as of the date of the Company elects to exercise its repurchase right.
Time-Based Restricted Common Stocks Awards
Restricted common stock that have time-based vesting conditions vest over a four-year period, subject to the employee’s continued employment with, or service to, the Company on such vesting date. Compensation expense is recognized on a straight-line basis over the vesting period.
The following table summarizes the Company’s time-based restricted common stock award activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted common stock at December 31, 2023	903,227	$0.17
Issued	—	—
Vested	(873,873)	0.16
Repurchased	(4,423)	0.34
Unvested restricted common stock at December 31, 2024	24,931	$0.16
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

The following table summarizes the Company’s performance-based restricted common stock award activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted common stock at December 31, 2023	3,832,769	$0.07
Issued	—	—
Vested	(360,226)	0.18
Repurchased	—	—
Unvested restricted common stock at December 31, 2024	3,472,543	$0.06
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2024	2023
Stock-based compensation expense:
Research and development	$12,704	$7,950
General and administrative	13,364	5,960
Total stock-based compensation expense	$26,068	$13,910
9.License and Collaboration Agreements
License Agreements with Broad Institute
2019 License Agreement with Broad Institute
In September 2019, the Company entered into a license agreement with Broad Institute, Inc. (“Broad Institute”) for certain patents related to the field of prevention or treatment of human disease by editing or targeting DNA (the “Broad License Agreement”). In subsequent periods, the Broad License Agreement has been subject to amendments. Under the Broad License Agreement, Broad Institute granted the Company (i) an exclusive, worldwide license under the licensed patent rights solely to offer for sale, sell, have sold and import products covered by such licensed patent rights, or licensed products, solely for use within the Prime Broad Field (subject to certain specified limitations and exclusions with respect to certain applications), (ii) a non-exclusive, worldwide license under the licensed patent rights solely to make, have made, offer for sale, sell, have sold, and import licensed products solely for use in the Prime Broad Field, (iii) a non-exclusive, worldwide license under the licensed patent rights solely to make, have made, offer for sale, sell, have sold and import other products that are enabled by (a) the licensed patent rights or (b) the use of certain materials transferred to the Company by Broad Institute, solely for the prevention or treatment of human diseases and (iv) a non-exclusive, worldwide license solely for internal research. Further, with respect to DNA delivery or targeting applications covered by the licensed patent rights, the exclusive license granted to the Company by Broad Institute is limited only to “prime editor” products and specifically excludes applications relating to the production or processing of small or large molecules, including for the prevention or treatment of human disease. Under the Broad License Agreement, the Company also has the right to grant sublicenses to its affiliates and third parties, subject to certain requirements. As partial consideration for the license, the Company made a upfront payment of $0.5 million to Broad Institute.
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
Amendment No. 4 to The Broad Institute License Agreement
In connection with the BMS Collaboration Agreement, discussed below, the Company entered into a Letter Agreement (the “2024 Broad Amendment”) with Broad Institute in September 2024, which amends the Broad License Agreement to modify certain obligations of Company and rights of Broad Institute in relation to the BMS Collaboration Agreement as a sublicense under the Broad License Agreement. The 2024 Broad Amendment, among other things, modifies the royalty and certain commercial milestones that the Company is obligated to pay to Broad Institute on net sales of products under the BMS Collaboration Agreement. Except as expressly stated in the 2024 Broad Amendment, all other terms and provisions of the Broad License Agreement remain in full force and effect.

Amounts due to Broad Institute as a result of the BMS Collaboration Agreement are recorded as accrued expenses on the consolidated balance sheet as of December 31, 2024.
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
The Company accounts for this Pledge as research and development expenses as it has access to certain data generated as a result of the Pledge. For both the years ended December 31, 2024 and 2023, the Company recognized $5.0 million of research and development expense in connection with the Pledge.
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
Accounting Considerations
The Company concluded that the Beam Collaboration Agreement and the Beam Mutual Subscription Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another. The Company determined that the combined agreements are accounted for under ASC 606, Revenue Recognition. The Company identified the following performance obligations: (i) exclusive, worldwide license to certain Prime patents, (ii) non-exclusive, worldwide licenses to CRISPR technology and (iii) joint research committee participation.
The Company also evaluated whether the Beam Option and the Company’s right to elect collaboration products in the Beam Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that neither the Beam Option nor the Company’s right to elect collaboration products convey a material right to Beam and therefore are not considered separate performance obligations within the Beam Collaboration Agreement. There have been no protected product or collaboration products to date. Under the Beam Collaboration Agreement, the Company is eligible to receive certain milestones and royalties regardless of whether any options are exercised, which are considered variable consideration. At each reporting period, the Company evaluates whether milestones are considered probable of being reached and, to the extent that a significant reversal would not occur in future periods, estimates the amount to be included in the transaction price. During the years ended December 31, 2024 and 2023 the Company did not receive any milestone payments and all variable consideration related to the

Beam Collaboration Agreement remained fully constrained. The Company assessed the above promises and determined that the exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology represent performance obligations within the scope of Topic 606. The exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology are considered functional intellectual property and distinct from other promises under the contract. The exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology are considered functional licenses that are distinct in the context of the Beam Collaboration Agreement as Beam can benefit from the licenses on its own or together with other readily available resources. As the exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology are delivered at the same time, they are considered one performance obligation at contract inception. The joint research committee performance promise is immaterial in the context of the contract.
The Company determined the transaction price under ASC 606 at the inception of the Beam Collaboration Agreement to be $5.2 million, consisting of the value of the Beam equity investment under the Beam Mutual Subscription Agreement, when measured at fair value, less the value of the Prime shares issued to Beam of $0.2 million. The shares Prime issued to Beam represents a payment to a customer and is therefore a reduction of the transaction price.
The Company recognizes revenue for the license performance obligations at a point in time, as control of these licenses are transferred upon issuance and Beam could begin to use and benefit from the licenses. There was no revenue recognized under the Beam Collaboration Agreement during the years ended December 31, 2024 or 2023.
The change fair value of the related party short-term investment consisting of Beam shares are recognized as unrealized gain (loss) in the consolidated statements of operations and comprehensive loss.
Bristol-Myers Squibb — Related Party
In September 2024, the Company entered into the BMS Collaboration Agreement with Juno Therapeutics, Inc., a wholly-owned subsidiary of BMS. Under the terms of the BMS Collaboration Agreement, the Company granted to BMS an exclusive worldwide license to certain Prime Editing technology for developing, manufacturing and commercializing ex vivo T-cell therapeutic products directed to select targets. Additionally, on the Effective Date, the Company entered into the BMS Purchase Agreement with BMS, pursuant which the Company agreed to sell and issue shares of its common stock to BMS.
Research Collaboration and License Agreement
Pursuant to the BMS Collaboration Agreement, the Company will design Prime Editing reagents to be used by BMS to develop, manufacture and commercialize ex vivo T-cell therapeutic products directed to specific targets selected by BMS.
Under the BMS Collaboration Agreement, the Company received a $55.0 million upfront payment and received a $55.0 million equity investment from BMS (as described below). The Company is also eligible to receive more than $3.5 billion in milestones, including up to $185 million in preclinical milestones, up to $1.2 billion in development milestones, and up to $2.1 billion in commercialization milestones, along with royalties on net sales.
Unless earlier terminated, the term of the BMS Collaboration Agreement continues until expiration of the last royalty term for the applicable product in the applicable country. The BMS Collaboration Agreement is subject to customary termination provisions, including termination by a party for the other party’s uncured, material breach.
Stock Purchase Agreement
On the Effective Date, the Company entered into the BMS Purchase Agreement with BMS, pursuant to which the Company agreed to issue and sell, and BMS agreed to purchase, in the Offering, 11,006,163 Shares of the Company’s Common Stock for an aggregate purchase price of $55.0 million pursuant to the terms and conditions thereof. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the Shares until September 30, 2027 subject to specified conditions and exceptions. The BMS Collaboration Agreement and Stock Purchase Agreement were accounted for as a combined contract. The Common Stock were recorded at their fair value as permanent equity.

Accounting Considerations
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
Revenue recognized from the BMS Collaboration Agreement was as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Collaboration revenue — related party	$1,609	$—
Supplemental information related to the BMS Collaboration Agreement consisted of the following:

	December 31,
(in thousands)	2024	2023
Deferred revenue — related party	$7,092	$—
Deferred revenue, net of current — related party	63,218	—
10.Net Loss per Share
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

	Year Ended December 31,
	2024	2023
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	11,900,921	7,763,023
Unvested restricted common stock awards	3,497,474	4,735,996
Total anti-dilutive common stock equivalents	15,398,395	12,499,019

Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(195,882)	$(198,133)
Denominator:
Weighted-average common shares outstanding, basic and diluted	118,600,381	90,969,327
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(2.18)
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
11.Income Taxes
Income tax (benefit) expense consists of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred income tax benefit:
Federal	$—	$(279)
State	—	—
Total deferred income tax benefit	—	(279)
Total provision (benefit) from income taxes	$—	$(279)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.4%	7.3%
Tax credits	2.6%	2.0%
Permanent differences	(0.9)%	(0.9)%
Other	0.8%	(0.4)%
Change in valuation allowance	(30.8)%	(28.9)%
Effective income tax rate	—%	0.1%

Net deferred tax assets (liabilities) consisted of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Capitalized research and development costs	$74,605	$49,990
U.S. and state net operating loss carryforwards	61,501	35,977
Depreciation and amortization	12,829	13,204
Tax credits	22,986	12,863
Accrual	2,334	5,817
Lease Liability	12,228	3,711
Stock Compensation	6,005	1,473
Other	141	9
Total deferred tax assets	192,629	123,044
Deferred tax liabilities:
Right of Use Asset	(12,852)	(3,794)
Total deferred tax liabilities	(12,852)	(3,794)
Valuation allowance	(179,777)	(119,250)
Net deferred tax assets (liabilities)	$—	$—
The following is a summary of the Company’s net operating loss and tax credit carryforwards, both of which may be available to reduce future tax liabilities:

	December 31,
(in thousands)	2024	2023
U.S. federal net operating loss - do not expire	$226,904	$131,608
State net operating loss - expire at various dates beginning in 2039	219,351	132,009
Federal research and development tax credits - expire at various dates beginning in 2040	15,082	8,085
State research and development tax credits - expire at various dates beginning in 2036	10,005	6,047
Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to certain ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before their utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.
The Tax Cuts and Jobs Act requires taxpayers to capitalize and amortize research and development expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company for the year ended December 31, 2022. For the years ended December 31, 2024 and 2023, the Company capitalized

R&D costs of $141.1 million and $137.2 million, respectively. The Company will amortize these costs for tax purposes over five years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception, expectation of future losses and lack of other positive evidence. For the years ended December 31, 2024 and 2023, the Company was in a net deferred tax asset position and therefore recorded a valuation allowance against the portion of its deferred tax assets that cannot be fully supported by the future reversal of existing deferred tax liabilities. The Company reevaluates the positive and negative evidence at each reporting period.
For the year ended December 31, 2024, the valuation allowance increased primarily due to the increases in net operating loss carryforwards, capitalized research and development costs, and research and development tax credit carryforwards. The changes in the valuation allowance were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Valuation allowance at beginning of year	$119,250	$62,132
Increases (decreases) recorded to income tax provision	60,527	57,118
Valuation allowance at end of year	$179,777	$119,250
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2024, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. As of December 31, 2024, there were no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present.
12.Commitments and Contingencies
Leases
The Company’s commitments under its operating leases are described in Note 6, Leases.
License and Collaboration Agreements
The Company entered into various license and collaboration agreements under which it is obligated to make fixed and contingent payments as described in Note 9, License and Collaboration Agreements.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. Except as described in Note 6, Leases, as it relates to our facility at 60 First Street, Cambridge, we do not have any ongoing legal proceedings that, based on our estimates, could have a material effect on our consolidated financial statements.

13.Related Party Transactions
Founder Consulting Services
For the years ended December 31, 2024, and 2023 the Company made payments of $0.1 million and $0.2 million, respectively, to one of the co-founder shareholders for scientific consulting and other expenses. As of December 31, 2024 and 2023, there were no amounts included within accounts payable.
Myeloid Therapeutics
In December 2021, the Company and Myeloid entered into the Myeloid Collaboration Agreement and Myeloid Subscription Agreement during which time the Company and Myeloid had one common board member, who is also an affiliate of Newpath, one of the Company’s holders of common stock. In 2023, the Company terminated the Myeloid Collaboration Agreement.
In January 2024, the Company and Myeloid entered into a settlement agreement resolving two arbitration proceedings. Under the terms of the settlement agreement, the parties agreed to resolve and settle all disputes between the parties and release all claims between them relating to the License Agreement and the arbitrations in exchange for the Company's payment to Myeloid of $13.5 million, certain mutual covenants, and other consideration. The settlement was accrued on the Company’s consolidated balance sheet as of December 31, 2023 and paid during the year ended December 31, 2024. As of December 31, 2024, there were no amounts included within accounts payable or accrued expenses.
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
Bristol-Myers Squibb
In September 2024, the Company and BMS, a related party, entered into the BMS Collaboration Agreement and the BMS Purchase Agreement. BMS is a related party due to its share of ownership of the Company. For amounts recognized under the BMS Collaboration Agreement, refer to Note 9, Licenses and Collaboration Agreements.