Form 10-Q
period 2025-03-31
Prime Medicine, Inc.
filed 2025-05-08
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 30, 2025, the registrant had 131,294,454 shares of common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements, which are based on management’s belief and assumptions and on information currently available to our management. These statements involve substantial risks, assumptions and uncertainties. The words “anticipate,” “believe,” “envision,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•the timing of our investigational new drug application (“IND”) submissions;
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
•the effect of unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions or geopolitical developments, including rising inflation and capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;

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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Such information is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained statistical and other industry and market data from our own internal estimates and research, as well as from reports, industry publications and research, surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K that was filed with the SEC on February 28, 2025, and in other SEC filings.

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$91,877	$182,476
Short-term investments	48,467	2,998
Short-term investment — related party	3,912	4,968
Collaboration receivable — related party	17	—
Prepaid expenses	2,948	6,777
Other current assets	16,544	14,667
Total current assets	163,765	211,886
Property and equipment, net	24,956	24,404
Operating lease right-of-use assets	125,380	47,156
Restricted cash	14,062	14,062
Total assets	$328,163	$297,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,025	$11,351
Accrued expenses and other current liabilities	9,191	15,904
Deferred revenue — related party	8,214	7,092
Operating lease liability	6,858	3,614
Total current liabilities	34,288	37,961
Deferred revenue, net of current — related party	60,658	63,218
Operating lease liability, net of current	114,293	37,180
Research and development funding liability	12,000	6,000
Total liabilities	221,239	144,359
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 131,160,842 and 131,160,842 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	846,039	840,358
Accumulated other comprehensive loss	(15)	1
Accumulated deficit	(739,102)	(687,212)
Total stockholders’ equity	106,924	153,149
Total liabilities and stockholders’ equity	$328,163	$297,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
Collaboration revenue — related party	$1,454	$—
Collaboration revenue	—	591
Total revenue	1,454	591
Operating expenses:
Research and development	40,562	37,774
General and administrative	13,284	11,158
Total operating expenses	53,846	48,932
Loss from operations	(52,392)	(48,341)
Other income:
Interest income	1,182	676
Accretion (amortization) of investments	339	830
Change in fair value of short-term investment — related party	(1,056)	1,166
Other income, net	37	42
Total other income, net	502	2,714
Net loss before income taxes	(51,890)	(45,627)
Provision for income taxes	—	(134)
Net loss attributable to common stockholders	$(51,890)	$(45,761)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.44)
Weighted-average common shares outstanding, basic and diluted	130,884,490	104,466,178

Comprehensive loss:
Net loss	$(51,890)	$(45,761)
Change in unrealized loss on investments, net of tax	(16)	(80)
Comprehensive loss	$(51,906)	$(45,841)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Stock-based compensation expense	—	—	5,681	—	—	5,681
Change in unrealized loss on investments, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(51,890)	(51,890)
Balance as of March 31, 2025	131,160,842	$2	$846,039	$(15)	$(739,102)	$106,924
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

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(51,890)	$(45,761)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,681	5,209
Non cash lease expense	2,413	3,348
Depreciation expense	1,700	1,315
Change in fair value of short-term investment — related party	1,056	(1,166)
Amortization of premiums and discount on short-term investments	(164)	(675)
Deferred income taxes	—	134
Changes in operating assets and liabilities:
Collaboration receivable — related party	(17)	—
Prepaid expenses and other current assets	(789)	(2,794)
Accounts payable	1,884	(5,880)
Accrued expenses and other current liabilities	(6,655)	(4,475)
Accrued settlement payment — related party	—	(13,500)
Deferred revenue — related party	(1,438)	—
Lease liabilities	(638)	(3,462)
Net cash used in operating activities	(48,857)	(67,707)
Cash flows used in investing activities:
Maturities of investments	3,000	72,500
Purchases of investments	(48,320)	(107,208)
Purchases of property and equipment	(2,422)	(2,324)
Net cash used in investing activities	(47,742)	(37,032)
Cash flows provided by financing activities:
Proceeds from research and development funding liability	6,000	6,000
Proceeds from follow-on offering, net of issuance costs	—	132,055
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	18,800
Proceeds from ESPP offerings	—	436
Net proceeds from stock option exercises	—	36
Net cash provided by financing activities	6,000	157,327

Net change in cash, cash equivalents, and restricted cash	(90,599)	52,588
Cash, cash equivalents, and restricted cash at beginning of period	196,538	55,070
Cash, cash equivalents, and restricted cash at end of period	$105,939	$107,658
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$105,939	$107,658
Less: restricted cash	14,062	13,496
Total cash, and cash equivalents	$91,877	$94,162

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,757	$44,935
Decrease in right-of-use assets due to lease termination	$3,120	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$985	$833
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
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to building its Prime editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the company, business planning, raising capital and providing general and administrative support for these operations. To date, the Company has funded its operations primarily with proceeds from sales of preferred stock and from public offerings of its common stock, and through payments from our collaboration partners.
Since its inception, the Company has incurred substantial losses and, as of March 31, 2025, the Company had an accumulated deficit of $739.1 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. As of March 31, 2025, the Company maintains cash, cash equivalents, and investments of $144.3 million.
Going Concern
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, (“ASC 205-40”) the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company's cash, cash equivalents, short-term investments, and related party short-term investments as of March 31, 2025, the Company's current and forecasted level of operations, and its forecasted cash flows, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors.
The condensed consolidated financial statements as of March 31, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025.
Change in Presentation
For the three months ended March 31, 2025, “Other income, net” as presented on the condensed consolidated statements of operations and comprehensive loss was disaggregated into “Accretion (amortization) of investments,” “Interest income,” and “Other income, net.” This presentation has been conformed for all previous periods presented and had no impact on previously reported results.

2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2, Summary of significant accounting policies, in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 28, 2025. Since the date of those financial statements, there have been no material changes to its significant accounting policies, except as noted below.
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
Segment Information
Under ASC 280, Segment Reporting, operating segment is a component of a public entity that 1) engages in business activities from which it may recognize revenues and incur expenses, 2) its operating results are regularly reviewed by the entity’s chief operating decision maker (“CODM”) to make decisions about resource allocation or performance assessment, and 3) its discrete financial information is available. The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions.
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

The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total revenue	$1,454	$591
Operating expenses:
Research and development expenses
Personnel expenses	14,800	15,007
Facility related	10,969	7,334
Research costs	11,036	11,619
General and administrative expenses:
Personnel expenses	7,156	5,884
Other segment items (1)	9,885	9,088
Total operating expenses	53,846	48,932
Total other income, net	502	2,714
Provision for income taxes	—	(134)
Net loss	$(51,890)	$(45,761)
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

3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of March 31, 2025:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$62,610	$—	$62,610
U.S. Treasury and government securities	—	20,797	—	20,797
Corporate debt securities	—	7,783	—	7,783
Short-term investments:
U.S. Treasury and government securities	—	38,583	—	38,583
Corporate debt securities	—	9,884	—	9,884
Related party short-term investment:
Beam equity securities	3,912	—	—	3,912
Total cash equivalents and investments	$3,912	$139,657	$—	$143,569

	As of December 31, 2024:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$178,212	$—	$178,212
Corporate debt securities	—	3,793	—	3,793
Short-term investment:
U.S. Treasury and government securities	—	2,998	—	2,998
Related party short-term investment:
Beam equity securities	4,968	—	—	4,968
Total cash equivalents and investments	$4,968	$185,003	$—	$189,971
The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of March 31, 2025:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$38,595	$—	$(12)	$38,583
Corporate debt securities	9,887	—	(3)	9,884
Total short-term investments in debt securities	$48,482	$—	$(15)	$48,467

	As of December 31, 2024:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$2,997	$1	$—	$2,998
Total short-term investments in debt securities	$2,997	$1	$—	$2,998
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Due within one year	$48,467	$2,998
Marketable securities in unrealized loss positions consisted of the following:

	As of March 31, 2025:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	11	$38,583	$(12)
Corporate debt securities	10	$9,884	$(3)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of March 31, 2025 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$28,093	$27,343
Leasehold improvement	8,269	5,136
Furniture and Fixture	1,800	1,075
Computer hardware and software	1,010	869
Construction in progress	1,081	3,578
Total property and equipment	40,253	38,001
Less: Accumulated depreciation	(15,297)	(13,597)
Total property and equipment, net	$24,956	$24,404
Depreciation expense related to property and equipment is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation Expense	$1,700	$1,315

5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued expenses and other current liabilities
Employee compensation and benefits	$4,179	$8,976
Research and clinical costs	1,977	907
Facility related	317	2,811
License fee	—	1,938
Other	2,718	1,272
Total accrued expenses and other current liabilities	$9,191	$15,904
6.Leases
The Company leases office and laboratory space under various non-cancelable operating leases. The Company’s significant lease agreements are disclosed in Note 9, Leases, in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 28, 2025. Since the date of those financial statements, there have been no changes to the Company’s significant agreements except as described below.
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space in Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease (the “60 First Street Lease”). Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
Accounting Considerations
The Company determined that the lease contained three separate lease components, each of which represents a right of use that the Company can benefit from on its own and neither of which are highly dependent nor highly related to each other. The Company allocated the consideration among the three lease components based on their relative fair market values.
In accordance with ASC 842, Leases, the lease commenced for one of the lease components in March 2024 and the Company recorded a right-of-use asset of $44.9 million, and a corresponding lease liability of $33.6 million on the lease commencement date; this included a reclass of $11.3 million from prepaid expenses to right-of-use asset related to build out costs which were determined to be owned by the lessor. In March 2025, the Company determined that the lease commenced on the remaining two lease components and recorded right-of-use assets of $76.8 million, and a corresponding lease liability of $78.6 million on the lease commencement date. As the exercise of the option to extend the lease term is not reasonably certain, the Company will recognize lease expense for all lease components through February 2034.
In June 2024, the Company filed a complaint in Massachusetts Superior Court against NW Cambridge Property Owner, LLC (“NWC”), the Company’s landlord at 60 First Street, alleging that NWC had breached the 60 First Street Lease by, among other reasons, refusing to provide the Company with certain rental credits for the late delivery of the leased space. While this lawsuit is pending, the Company has continued to make the disputed payments under the 60 First Street Lease under protest. In March 2025, the Court granted NWC’s motion for judgment on the pleadings, dismissing the Company’s claims against NWC. In April 2025, the Company filed a notice of appeal of the Court’s order granting the motion for judgment on the pleadings and served a motion for leave to amend its complaint on NWC, which is currently pending. Pending a ruling on the amended complaint, the disputed payments are recorded within other current assets on the Company’s condensed consolidated balance sheets. Total payments made under dispute was $13.9 million, and $10.8 million as of March 31, 2025 and December 31, 2024, respectively.
Arsenal Street, Watertown, Massachusetts Leases
In August 2024, the Company entered into the third amendment to its existing lease for approximately 16,000 square feet of combined laboratory and office space at 480 Arsenal Street, Watertown, Massachusetts (the “480 Arsenal Amendment”). In September 2024, the Company entered into a new lease for approximately 48,500 square feet of combined laboratory and office space at 500 Arsenal Street, Watertown, Massachusetts (the “500 Arsenal Lease”). The landlords of the spaces at 480 Arsenal Street and 500 Arsenal Street are affiliates.
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
The 500 Arsenal Lease term commenced in December 2024 with a base term of 11 months. In December 2024, the Company began constructing improvements to the space, the construction for which was completed in 2025. Subsequent to the base term, the Company has an option to extend the lease through August 2028, which it exercised in February 2025. The Company secured the lease with a $0.6 million security deposit, which is recorded as restricted cash on the condensed consolidated balance sheets as of March 31, 2025. The 500 Arsenal Lease also provides a tenant improvement allowance of $2.4 million and an additional tenant improvement allowance of $1.2 million, which the Company would be obligated to repay to the landlord. The Company did not use the additional tenant improvement allowance.
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
For accounting purposes, as the construction of the lessor assets were completed, the Company determined that the 500 Arsenal Lease commenced in March 2025 and recorded right-of-use assets of $7.0 million, and a corresponding lease liability of $5.5 million on the lease commencement date. Concurrently, the Company also determined that the termination of its leased space at 480 Arsenal Street was reasonably certain, and the Company recorded a $3.1 million reduction to the Company’s operating lease liability and its operating lease right-of-use asset on the condensed consolidated balance sheet.

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2025:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2025	$15,856
2026	21,703
2027	22,355
2028	22,294
2029	21,478
Thereafter	96,601
Total undiscounted lease payments	200,287
Less: imputed interest	(79,136)
Total operating lease liability	$121,151
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
Pre-funded Warrants
In February 2024, the Company sold pre-funded warrants to purchase 3,200,005 shares of common stock at a public offering price of $6.24999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.00001 per share exercise price for each pre-funded warrant. Subject to certain requirements, the pre-funded warrants can be exercised by the holder at any time. As of March 31, 2025, there have not been any exercises of the pre-funded warrants.
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, acting as the Company’s agent and/or principal (the “Sales Agent”), with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent. As of March 31, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Board of Directors. On January 1, 2025, the annual increase resulted in an additional 6,558,042 shares authorized being added to the 2022 Plan. As of March 31, 2025, the Company had 28,080,152 shares reserved under the 2022 Plan and the 2019 Plan, and 11,689,462 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2025. As of March 31, 2025, the Company had 1,753,191 shares available for issuance under the 2022 ESPP.
During the three months ended March 31, 2025, the Company issued no shares of the Company’s common stock under the 2022 ESPP.
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2024	11,410,691	$9.08
Granted	4,307,544	2.40
Exercised	—	—
Cancelled or forfeited	(389,275)	8.66
Outstanding at March 31, 2025	15,328,960	$7.21
Options vested and exercisable at March 31, 2025	6,026,956	$8.66
Options vested and expected to vest at March 31, 2025	15,328,960	$7.21
As of March 31, 2025, there was $40.0 million of total unrecognized compensation cost related to time-based unvested stock options. The Company expects to recognize such amount over a remaining weighted-average period of 2.8 years.

Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	1,061,730	$7.31
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2025	1,061,730	$7.31
Vested and exercisable at March 31, 2025	590,230	$7.07
As of March 31, 2025, there was $3.0 million of total unrecognized compensation cost related to performance-based stock options.
Performance-Based Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The following table summarizes the Company’s performance-based restricted common stock activity for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2024	3,472,543	$0.06
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at March 31, 2025	3,472,543	$0.06
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock-based compensation expense:
Research and development	$2,856	$2,725
General and administrative	2,825	2,484
Total stock-based compensation expense	$5,681	$5,209
9.Significant Agreements
The Company’s significant agreements are disclosed in Note 9, License and Collaboration Agreements, in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on February 28, 2025. Since the date of those financial statements, there have been no changes to the Company’s significant agreements except those discussed below.
Bristol-Myers Squibb — Related Party
Supplemental information related to the BMS Collaboration Agreement consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Collaboration receivable — related party	$17	$—
Deferred revenue — related party	$8,214	$7,092
Deferred revenue, net of current — related party	$60,658	$63,218

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue recognized that was included in contract liability at the beginning of the period	$1,419	$—
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$—	$—
As of March 31, 2025, the aggregate amount of the transaction price allocated to performance obligations under the BMS Collaboration Agreement that are partially unsatisfied was $70.3 million. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(51,890)	$(45,761)
Denominator:
Weighted-average common shares outstanding, basic and diluted	130,884,490	104,466,178
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.44)
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

The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Anti-dilutive common stock equivalents:
Options to purchase common stock	15,919,190	11,522,606
Unvested restricted common stock	3,472,543	4,406,163
Total anti-dilutive common stock equivalents:	19,391,733	15,928,769

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a biotechnology company committed to delivering a new class of differentiated one-time curative genetic therapies. We are deploying Prime Editing technology, which we believe is a versatile, precise, and efficient gene editing technology.
In March 2025, we announced a preclinical program for the treatment of alpha-1 antitrypsin deficiency, our second program within our liver franchise, which, with our Wilson’s Disease program, we expect to advance into the clinic next year.
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
Other Income (Expense)
Other income (expense), net primarily consists of interest and other income earned on our short-term investments and the change in the fair value of our short-term investment in Beam Therapeutics Inc. (“Beam”), a related party, in connection with the Beam Collaboration Agreement, which is discussed in greater detail in Note 9, License and Collaboration Agreements, to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Research and development expenses:
Personnel expenses	$14,800	$15,007	$(207)
Research costs	11,036	11,619	(583)
Facility related	10,969	7,334	3,635
License, intellectual property fees, and other	1,425	1,675	(250)
Clinical expense	1,173	547	626
Professional and consultant fees	1,159	1,592	(433)
Total research and development expenses	$40,562	$37,774	$2,788
The $2.8 million increase in research and development expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a $3.6 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space at 60 First Street and 500 Arsenal Street.
General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
General and administrative expenses:
Personnel expenses	$7,156	$5,884	$1,272
Professional and consultant fees	3,272	3,110	162
Facility related and other	2,856	2,164	692
Total general and administrative expenses	$13,284	$11,158	$2,126
The $2.1 million increase in general and administrative expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by a $1.3 million increase in personnel expenses.
Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2025	2024	Change
Other income:
Interest income	$1,182	$676	$506
Accretion (amortization) of investments	339	830	(491)
Change in fair value of short-term investment — related party	(1,056)	1,166	(2,222)
Other income, net	37	42	(5)
Total other income, net	$502	$2,714	$(2,212)

Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of March 31, 2025, we had cash, cash equivalents, and investments of $144.3 million, excluding our restricted cash, or $158.3 million, including restricted cash.
Going Concern
Since our inception, we have incurred substantial losses. As of March 31, 2025, we had an accumulated deficit of $739.1 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of March 31, 2025, we maintained cash, cash equivalents, short-term investments, and related party short-term investments of $144.3 million.
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the our cash, cash equivalents, short-term investments, and related party short-term investments as of March 31, 2025, our current and forecasted level of operations and forecasted cash flows we determined that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors.
The condensed consolidated financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(48,857)	$(67,707)
Net cash used in investing activities	(47,742)	(37,032)
Net cash provided by financing activities	6,000	157,327
Net change in cash, cash equivalents, and restricted cash	$(90,599)	$52,588
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was driven primarily by the following uses of cash:
•$51.9 million net loss;
•$6.7 million change in accrued expenses and other current liabilities; and
•$1.4 million change in deferred revenue — related party.
These were offset by:
•$10.7 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation expense, and change in fair value of short-term investment — related party; and
•$1.9 million change in accounts payable.
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
These were offset by $8.2 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, and depreciation expense.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was driven primarily by the following:
•$45.3 million of purchases of marketable securities, net of maturities; and
•$2.4 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2024 was driven primarily by the following:
•$34.7 million of purchases of marketable securities, net of maturities; and
•$2.3 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was driven by $6.0 million of proceeds received under our agreement with Cystic Fibrosis Foundation.
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
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.
We believe our existing cash, cash equivalents, and investments, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
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
During the three months ended March 31, 2025, except for the minimum lease commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for the year ended December 31, 2024, and notes thereto, included in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of March 31, 2025, we held cash, cash equivalents, investments, and restricted cash of $158.3 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Item 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2025, we were not a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.
Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations, as currently planned, for more than one year beyond the filing date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
Based on our existing cash, cash equivalents, short-term investments, and related party short-term investments as of March 31, 2025, our current and forecasted level of operations and our forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to provide for our capital requirements through financing or other transactions, and selling shares of our common stock under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations for more than one year from the date of issuance of the consolidated financial statements appearing in this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. If we are unable to obtain additional capital, we may not be able to continue our operations on the scope or scale as currently conducted, and that could have a material adverse effect on our business, results of operations and financial condition.
Disruptions at the FDA and other government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. The Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
Over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our future regulatory submissions, which could have a material adverse effect on our business.
Unfavorable macroeconomic conditions or market volatility resulting from geopolitical developments or national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.
Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, new or increase international tariffs and retaliatory tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, the potential for significant changes in U.S. policies or regulatory environment, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. For example, on April 2, 2025, the U.S. imposed substantial tariffs on most countries throughout the world. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades.
Additionally, changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, there has been proposed U.S. legislation that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all.
Further, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. In addition, in the past, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. As a result, government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity.
Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2025 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
(b)Financial Statement Schedules.
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Medicine, Inc.

Date:	By:	/s/ Keith Gottesdiener
Date: May 08, 2025		Keith Gottesdiener
President and Chief Executive Officer (Principal Executive Officer)

Date: May 08, 2025	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer (Principal Financial Officer)