Form 10-Q
period 2025-06-30
Prime Medicine, Inc.
filed 2025-08-07
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 31, 2025, the registrant had 134,573,998 shares of common stock, par value $0.00001 per share, outstanding.

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
•our expectations regarding the anticipated benefits of, and estimates related to, our strategic restructuring and reduction in force and our ability to implement and achieve the expected cost savings in connection therewith;
•our evaluation of strategic alternatives and potential partnership opportunities for PM359, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;

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
•our expectations regarding the anticipated timeline of our cash runway and future financial performance; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$53,804	$182,476
Short-term investments	44,539	2,998
Short-term investment — related party	3,407	4,968
Collaboration receivable — related party	120	—
Prepaid expenses	3,032	6,777
Other current assets	16,385	14,667
Total current assets	121,287	211,886
Property and equipment, net	23,828	24,404
Operating lease right-of-use assets	120,203	47,156
Restricted cash	13,691	14,062
Total assets	$279,009	$297,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,378	$11,351
Accrued expenses and other current liabilities	12,158	15,904
Deferred revenue — related party	8,315	7,092
Operating lease liability	7,258	3,614
Total current liabilities	34,109	37,961
Deferred revenue, net of current — related party	59,562	63,218
Operating lease liability, net of current	112,478	37,180
Research and development funding liability	12,000	6,000
Total liabilities	218,149	144,359
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 134,494,438 and 131,160,842 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	852,561	840,358
Accumulated other comprehensive loss	(10)	1
Accumulated deficit	(791,693)	(687,212)
Total stockholders’ equity	60,860	153,149
Total liabilities and stockholders’ equity	$279,009	$297,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Collaboration revenue — related party	$1,115	$—	$2,569	$—
Collaboration revenue	—	—	—	591
Total revenue	1,115	—	2,569	591
Operating expenses:
Research and development	41,375	43,071	81,937	80,845
General and administrative	13,117	12,601	26,401	23,759
Total operating expenses	54,492	55,672	108,338	104,604
Loss from operations	(53,377)	(55,672)	(105,769)	(104,013)
Other income:
Interest income	743	611	1,925	1,287
Accretion (amortization) of investments	530	1,486	869	2,316
Change in fair value of short-term investment — related party	(505)	(1,925)	(1,561)	(759)
Other income, net	18	39	55	81
Total other income, net	786	211	1,288	2,925
Net loss before income taxes	(52,591)	(55,461)	(104,481)	(101,088)
Provision for income taxes	—	134	—	—
Net loss attributable to common stockholders	$(52,591)	$(55,327)	$(104,481)	$(101,088)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.46)	$(0.81)	$(0.90)
Weighted-average common shares outstanding, basic and diluted	129,185,918	119,188,866	128,439,349	111,827,522

Comprehensive loss:
Net loss	$(52,591)	$(55,327)	$(104,481)	$(101,088)
Change in unrealized loss on investments, net of tax	5	24	(11)	(56)
Comprehensive loss	$(52,586)	$(55,303)	$(104,492)	$(101,144)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Stock-based compensation expense	—	—	5,681	—	—	5,681
Change in unrealized loss on investments, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(51,890)	(51,890)
Balance as of March 31, 2025	131,160,842	$2	$846,039	$(15)	$(739,102)	$106,924
Exercise of pre-funded warrants	3,199,984	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	133,612	—	197	—	—	197
Stock-based compensation expense	—	—	6,325	—	—	6,325
Change in unrealized loss on investments, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(52,591)	(52,591)
Balance as of June 30, 2025	134,494,438	$2	$852,561	$(10)	$(791,693)	$60,860
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuance of common stock under the employee stock purchase plan	74,488	—	436	—	—	436
Issuance of common stock upon exercise of stock options	9,664	—	36	—	—	36
Stock-based compensation expense	—	—	5,209	—	—	5,209
Change in unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(45,761)	(45,761)
Balance as of March 31, 2024	120,021,274	2	780,950	(95)	(537,091)	243,766
Issuance of common stock upon exercise of stock options	9,539	—	35	—	—	35
Stock-based compensation expense	—	—	8,091	—	—	8,091
Change in unrealized loss on investments, net of tax	—	—	—	24	—	24
Net loss	—	—	—	—	(55,327)	(55,327)
Balance as of June 30, 2024	120,030,813	$2	$789,076	$(71)	$(592,418)	$196,589
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(104,481)	$(101,088)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,006	13,300
Non cash lease expense	4,761	7,917
Depreciation expense	3,564	2,853
Change in fair value of short-term investment — related party	1,561	759
Amortization of premiums and discount on short-term investments	(575)	(2,079)
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Collaboration receivable — related party	(120)	—
Prepaid expenses and other current assets	652	(2,519)
Accounts payable	(1,461)	(9,230)
Accrued expenses and other current liabilities	(1,690)	(3,939)
Accrued settlement payment — related party	—	(13,500)
Deferred revenue — related party	(2,433)	—
Lease liabilities	(2,053)	(5,672)
Net cash used in operating activities	(90,269)	(113,198)
Cash flows used in investing activities:
Maturities of investments	14,250	110,000
Purchases of investments	(55,227)	(135,912)
Purchases of property and equipment	(3,994)	(4,226)
Net cash used in investing activities	(44,971)	(30,138)
Cash flows provided by financing activities:
Proceeds from research and development funding liability	6,000	6,000
Proceeds from follow-on offering, net of issuance costs	—	132,055
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	18,800
Proceeds from ESPP offerings	197	436
Net proceeds from stock option exercises	—	71
Net cash provided by financing activities	6,197	157,362

Net change in cash, cash equivalents, and restricted cash	(129,043)	14,026
Cash, cash equivalents, and restricted cash at beginning of period	196,538	55,070
Cash, cash equivalents, and restricted cash at end of period	$67,495	$69,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$67,495	$69,096
Less: restricted cash	13,691	13,496
Total cash, and cash equivalents	$53,804	$55,600

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,757	$44,935
Decrease in right-of-use assets due to lease termination	$3,120	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$148	$355
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
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to building its Prime editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the company, business planning, raising capital and providing general and administrative support for these operations. To date, the Company has funded its operations primarily with proceeds from sales of preferred stock, from public offerings, and private placement of its common stock, and through payments from its collaboration partners.
In August 2025, the Company issued and sold 43,700,000 shares of its common stock, including 5,700,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.30 per share. As a result of the offering, the Company received approximately $138.2 million in net proceeds, after deducting underwriting discounts, commissions and estimated offering costs of $6.0 million.
Since its inception, the Company has incurred substantial losses and, as of June 30, 2025, the Company had an accumulated deficit of $791.7 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company further expects that its cash, cash equivalents, and investments as of June 30, 2025 of $101.8 million, along with the $138.2 million in net proceeds received from the sale of common stock in August 2025 discussed above, will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
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
The Company will need to raise additional capital to support its continuing operations and to pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances, licensing, or other arrangements with third parties, or other similar transactions. The Company may be unable to raise additional capital or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025.
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
The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$1,115	$—	$2,569	$591
Operating expenses:
Research and development expenses
Personnel expenses	14,448	16,198	29,248	31,205
Facility related	13,765	11,302	24,734	18,636
Research costs	8,116	11,390	19,152	23,009
General and administrative expenses:
Personnel expenses	7,082	6,956	14,238	12,840
Other segment items (1)	11,081	9,826	20,966	18,914
Total operating expenses	54,492	55,672	108,338	104,604
Total other income, net	786	211	1,288	2,925
Provision for income taxes	—	134	—	—
Net loss	$(52,591)	$(55,327)	$(104,481)	$(101,088)
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

3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of June 30, 2025:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$40,748	$—	$40,748
Corporate debt securities	—	6,776	—	6,776
U.S. Treasury and government securities	—	5,216	—	5,216
Short-term investments:
U.S. Treasury and government securities	—	36,347	—	36,347
Corporate debt securities	—	8,192	—	8,192
Related party short-term investment:
Beam equity securities	3,407	—	—	3,407
Total cash equivalents and investments	$3,407	$97,279	$—	$100,686

	As of December 31, 2024:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$178,212	$—	$178,212
Corporate debt securities	—	3,793	—	3,793
Short-term investment:
U.S. Treasury and government securities	—	2,998	—	2,998
Related party short-term investment:
Beam equity securities	4,968	—	—	4,968
Total cash equivalents and investments	$4,968	$185,003	$—	$189,971
The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of June 30, 2025:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$36,355	$—	$(8)	$36,347
Corporate debt securities	8,194	—	(2)	8,192
Total short-term investments in debt securities	$44,549	$—	$(10)	$44,539

	As of December 31, 2024:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$2,997	$1	$—	$2,998
Total short-term investments in debt securities	$2,997	$1	$—	$2,998
The contractual maturities of the Company’s investments in debt securities were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Due within one year	$44,539	$2,998
Marketable securities in unrealized loss positions consisted of the following:

	As of June 30, 2025:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	12	$36,347	$(8)
Corporate debt securities	9	$8,192	$(2)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of June 30, 2025 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$29,377	$27,343
Leasehold improvement	7,911	5,136
Furniture and Fixture	1,864	1,075
Computer hardware and software	1,122	869
Construction in progress	230	3,578
Total property and equipment	40,504	38,001
Less: Accumulated depreciation	(16,676)	(13,597)
Total property and equipment, net	$23,828	$24,404
Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation Expense	$1,864	$1,538	$3,564	$2,853

5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued expenses and other current liabilities
Employee compensation and benefits	$5,818	$8,976
Research and clinical costs	3,660	907
License fee	1,562	1,938
Facility related	1	2,811
Other	1,117	1,272
Total accrued expenses and other current liabilities	$12,158	$15,904
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
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space in Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease (the “60 First Street Lease”). Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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
In June 2024, the Company filed a complaint in Massachusetts Superior Court against NW Cambridge Property Owner, LLC (“NWC”), the Company’s landlord at 60 First Street, alleging that NWC had breached the 60 First Street Lease by, among other reasons, refusing to provide the Company with certain rental credits for the late delivery of the leased space. While this lawsuit is pending, the Company continued to make the disputed payments under the 60 First Street Lease under protest. The disputed payments are recorded within other current assets on the Company’s condensed consolidated balance sheets. Total payments made under dispute was $13.9 million, and $10.8 million as of June 30, 2025 and December 31, 2024, respectively.

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
The 480 Arsenal Amendment provides the Company with an additional 9,400 square feet of combined laboratory and office space (the “Expansion Space”) at no additional cost and also provides an early termination date for the existing space and the Expansion Space. The lease for space at 480 Arsenal Street, including the Expansion Space, terminated on April 30, 2025.
The 500 Arsenal Lease term commenced in December 2024 with a base term of 11 months. In December 2024, the Company began constructing improvements to the space, the construction for which was completed in 2025. Subsequent to the base term, the Company has an option to extend the lease through August 2028, which it exercised in February 2025. The Company secured the lease with a $0.6 million security deposit, which is recorded as restricted cash on the condensed consolidated balance sheets as of June 30, 2025. The 500 Arsenal Lease also provides a tenant improvement allowance of $2.4 million and an additional tenant improvement allowance of $1.2 million, which the Company would be obligated to repay to the landlord. The Company did not use the additional tenant improvement allowance.
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

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2025:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2025	$10,494
2026	21,703
2027	22,355
2028	22,294
2029	21,478
Thereafter	96,601
Total undiscounted lease payments	194,925
Less: imputed interest	(75,189)
Total operating lease liability	$119,736
7.Stockholder’s Equity
Common Stock
Under the Company’s Third Amended and Restated of Certificate of Incorporation, as amended, the Company’s common stock had a par value of $0.00001 and each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors (the “Board of Directors”).
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
In May 2025, the holder exercised all 3,200,005 of its pre-funded warrants on a cashless basis and received 3,199,984 shares of the Company’s common stock. Following this exercise, the Company has no pre-funded warrants outstanding.
August 2025 Offering
In August 2025, the Company issued and sold 43,700,000 shares of its common stock, including 5,700,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.30 per share. As a result of the offering, the Company received approximately $138.2 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of approximately $6.0 million.
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
Effective July 30 2025, the Company terminated the sales agreement prospectus (the “ATM Prospectus”) filed with the shelf registration statement on Form S-3 (File No. 333-275321) and related to the shares of the Company’s common stock issuable pursuant to the Sales Agreement. As a result, the Company will not make any sales of its common stock pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
As of June 30, 2025 and as of the date these condensed consolidated financial statements are issued, the Company has not sold any shares of common stock under the ATM Prospectus.
8.Stock-Based Compensation
2019 Stock Option and Grant Plan
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Board of Directors. On January 1, 2025, the annual increase resulted in an additional 6,558,042 shares authorized being added to the 2022 Plan. As of June 30, 2025, the Company had 28,080,152 shares reserved under the 2022 Plan and the 2019 Plan, and 9,478,749 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2025. As of June 30, 2025, the Company had 1,619,579 shares available for issuance under the 2022 ESPP.
During the six months ended June 30, 2025, the Company issued 133,612 shares of the Company’s common stock under the 2022 ESPP.

Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2024	11,410,691	$9.08
Granted	7,531,444	1.94
Exercised	—	—
Cancelled or forfeited	(2,102,462)	7.04
Outstanding at June 30, 2025	16,839,673	$6.14
Options vested and exercisable at June 30, 2025	7,106,428	$8.45
Options vested and expected to vest at June 30, 2025	16,839,673	$6.14
As of June 30, 2025, there was $30.5 million of total unrecognized compensation cost related to time-based unvested stock options. The Company expects to recognize such amount over a remaining weighted-average period of 2.9 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	1,061,730	$7.31
Granted	700,000	1.34
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at June 30, 2025	1,761,730	$4.94
Vested and exercisable at June 30, 2025	845,646	$6.87
As of June 30, 2025, there was $2.1 million of total unrecognized compensation cost related to performance-based stock options.
Repricing of Certain Outstanding Stock Options
On June 22, 2025, the Board of Directors approved, and on August 1, 2025 (the “Repricing Date”), the Company’s stockholders approved, a one-time repricing (the “Option Repricing”) of certain outstanding stock options granted to, and held by, certain of the Company’s current employees, including its executive officers, and members of the Board of Directors through the Repricing Date (collectively, the “Eligible Optionholders”), under the 2019 Plan and 2022 Plan (collectively, the “Plans”). The Option Repricing impacted up to an aggregate of 8,285,387 shares of common stock (such options, the “Eligible Options”) that have exercise prices in excess of $4.04 (the “Repriced Exercise Price”), which was the closing trading price per share of the Company’s common stock on The Nasdaq Global Market on the Repricing Date.

Effective as of the Repricing Date, the per share exercise price of each Eligible Option held by an Eligible Optionholder on the Repricing Date was automatically reduced to the Repriced Exercise Price. Under the terms of the Option Repricing, a Repriced Option will revert to its original exercise price per share if:
i.exercised prior to the 18-month anniversary of the Repricing Date for Repriced Options held by members of the Board of Directors or executive officers of the Company, as applicable, or the one-year anniversary of the Repricing Date for Repriced Options held by all other employees of the Company (each, a “Retention Date”);
ii.an Eligible Optionholder’s Service Relationship (as defined in the Plans) is terminated by the Company for Cause (as defined in the applicable award agreement) prior to the applicable Retention Date; or
iii.an Eligible Optionholder resigns from the Company (including as a member of the Board of Directors) for any reason prior to the applicable Retention Date, other than described below.
Notwithstanding the foregoing, each Repriced Option shall retain the Repriced Exercise Price, to the extent it has not otherwise reverted to its original exercise price per share in accordance with the foregoing, and the ability to exercise such Repriced Option may be accelerated to earlier than the applicable Retention Date in the event of:
i.a Sale Event (as defined in the Plans) prior to the applicable Retention Date;
ii.the termination of the Eligible Optionholder’s Service Relationship by the Company without Cause or for “good reason,” or resignation by the Eligible Optionholder for “good reason,” to the extent provided for in the Eligible Optionholder’s employment agreement, offer letter or severance plan (as applicable); or
iii.the Eligible Optionholder’s death or disability (as determined in accordance with the Plans, as applicable)..
Except as modified by the Option Repricing, all other terms and conditions of the Repriced Options, including, without limitation, any provisions with respect to vesting and term of the Repriced Options, will remain in full force and effect. The Company is in the process of evaluating the accounting impact of the Option Repricing.
Performance-Based Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The following table summarizes the Company’s performance-based restricted common stock activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2024	3,472,546	$0.06
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at June 30, 2025	3,472,546	$0.06

Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense:
Research and development	$3,218	$4,221	$6,074	$6,946
General and administrative	3,107	3,870	5,932	6,354
Total stock-based compensation expense	$6,325	$8,091	$12,006	$13,300
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
Bristol-Myers Squibb — Related Party
Supplemental information related to the BMS Collaboration Agreement consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Collaboration receivable — related party	$120	$—
Deferred revenue — related party	$8,315	$7,092
Deferred revenue, net of current — related party	$59,562	$63,218

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue recognized that was included in contract liability at the beginning of the period	$1,061	$—	$2,502	$—
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$5	$—	$3	$—
As of June 30, 2025, the aggregate amount of the transaction price allocated to performance obligations under the BMS Collaboration Agreement that are partially unsatisfied was $67.9 million. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation.
Cystic Fibrosis Foundation
In July 2025, the Company entered into an agreement with the Cystic Fibrosis Foundation (“CFF”), under which CFF has agreed to provide up to $24 million in additional funding to accelerate the development of Prime Editors designed to permanently correct cystic fibrosis-related lung disease. The $24 million funding will be provided in two equal tranches, subject to certain closing conditions and scientific milestones. The first tranche includes a $6 million equity investment in the Company, which was received as part of the August 2025 offering.

CFF’s additional investment builds on initial funding received under the Company’s therapeutic development agreement with CFF in January 2024.
Beam Collaboration Agreement — Related Party
The Company is currently engaged in arbitration proceedings with Beam Therapeutics, Inc. (“Beam”) regarding the parties’ collaboration and license agreement (the “Agreement”). A dispute arose between the parties following the Company’s March 18, 2025 announcement that it is developing a Prime Editing-based treatment for alpha-1 antitrypsin deficiency (“AATD”). On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association (“AAA”), alleging that the Company has breached the Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Agreement. Beam also makes related claims for trade secret misappropriation and various business torts based on similar allegations, including allegations made on information and belief. Beam seeks both declaratory, injunctive, and monetary relief, but has not yet quantified the amount of damages it seeks. On April 18, 2025, the Company filed an arbitration demand with the AAA seeking a declaration that the Company’s AATD program is within our “Field” as defined by the Agreement. The arbitrations have been consolidated, and the consolidated proceeding remains in its early stages. If the final resolution of the matter is adverse to the Company, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that the Company cease work on its AATD program and transfer such program to Beam.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(52,591)	$(55,327)	$(104,481)	$(101,088)
Denominator:
Weighted-average common shares outstanding, basic and diluted	129,185,918	119,188,866	128,439,349	111,827,522
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.46)	$(0.81)	$(0.90)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Anti-dilutive common stock equivalents:
Options to purchase common stock	17,685,319	12,007,443
Unvested restricted common stock	3,472,546	3,729,877
Total anti-dilutive common stock equivalents:	21,157,865	15,737,320

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
Going forward, we will focus our resources on advancing our in vivo liver franchise, where we are advancing programs to cure two of the largest genetic liver diseases, Wilson’s Disease and Alpha-1 Antitrypsin Deficiency, or AATD. Both programs are currently in late stages of pre-clinical development and are on track for IND and/or CTA filings in the first half of 2026 for Wilson’s Disease and the middle of 2026 for AATD. We intend to leverage the modularity of our platform to expeditiously and efficiently develop these programs supported by our universal liver lipid nanoparticle along with potential regulatory, clinical and other synergies from our modular technology.
We will also continue our in vivo Cystic Fibrosis program with support from the Cystic Fibrosis Foundation, and our efforts to develop Prime Edited CAR-T products for hematology, immunology and oncology in partnership with Bristol-Myers Squibb Company. In addition, we will continue to pursue additional business development opportunities to accelerate innovation, ensure the broadest application of Prime Editing, and further bolster our financial resources.
For example, in July 2025, we announced that the Cystic Fibrosis Foundation has agreed to provide us with up to $24 million in additional funding to accelerate the development of Prime Editors designed to permanently correct cystic fibrosis-related lung disease. The Cystic Fibrosis Foundation’s additional investment builds on initial funding received under our therapeutic development agreement with the Cystic Fibrosis Foundation in January 2024, and reflects its interest in Prime Editing as a potentially curative approach for cystic fibrosis. We intend to leverage the technology’s versatility and modularity to address multiple disease-causing mutations, potentially treating the vast majority of people with cystic fibrosis. We will initially focus on a program targeting G542X, one of the most prevalent cystic fibrosis-causing nonsense mutations and one for which there are no available therapies. In addition, we will continue to advance hotspot and PASSIGE-based approaches for other mutations with funding received from the Cystic Fibrosis Foundation under its initial commitment in 2024.
We recently announced initial data from the first patient dosed in our Phase 1/2 trial in chronic granulomatous disease, or CGD. In this patient dosed, a single dose of PM359, our candidate for the treatment of CGD, led to 58% dihydrorhodamine positivity by Day 15, 66% by Day 30 and 71% by Day 60, exceeding levels of dihydrohomadine positivity believed to be potentially curative. In the second patient dosed in the trial, a single dose of PM359 led to a 70% dihydrorhodamine positivity by day 15 and 80% by day 30. In both patients, we also observed successful manufacturing from a single mobilization, no serious adverse events related to PM359 and rapid neutrophil and platelet engraftment when compared to other commercially available autologous genetic therapy benchmarks. We continue to believe PM359 has the potential to transform the care of p47phox CGD. We are planning to have regulatory interactions based on the current data set.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Research and development expenses:
Personnel expenses	$14,448	$16,198	$(1,750)
Facility related	13,765	11,302	2,463
Research costs	8,116	11,390	(3,274)
License, intellectual property fees, and other	2,812	1,250	1,562
Professional and consultant fees	1,660	1,281	379
Clinical expense	574	1,650	(1,076)
Total research and development expenses	$41,375	$43,071	$(1,696)
The $1.7 million decrease in research and development expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily driven by:
•$3.3 million decrease in research costs due to the deprioritization of our CGD programs as we strategically focus our internal efforts on advancing our in vivo liver franchise;
•$1.8 million decrease in personnel expenses, driven primarily by a decrease of $1.0 million in stock-based compensation expense and fewer R&D personnel resulting from workforce reduction; and
•$1.1 million decrease in clinical expenses due to the deprioritization of our CGD programs and discontinuation of our efforts to independently advance our PM359 program to focus on our liver franchise and programs funded through external partnerships.
These were offset by:
•$2.5 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space at 60 First Street and 500 Arsenal Street; and
•$1.6 million increase in license and IP costs as we advance our in vivo liver franchise and pipeline.

General and Administrative Expenses

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
General and administrative expenses:
Personnel expenses	$7,082	$6,956	$126
Professional and consultant fees	3,956	2,821	1,135
Facility related and other	2,079	2,824	(745)
Total general and administrative expenses	$13,117	$12,601	$516
The $0.5 million increase in general and administrative expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by a $1.1 million increase in professional and consultant fees due to an increase in corporate legal expenses.
Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2025	2024	Change
Other income:
Interest income	$743	$611	$132
Accretion (amortization) of investments	530	1,486	(956)
Change in fair value of short-term investment — related party	(505)	(1,925)	1,420
Other income, net	18	39	(21)
Total other income, net	$786	$211	$575
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Comparison of the Six Months Ended June 30, 2025 and 2024
Operating Expenses
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Research and development expenses:
Personnel expenses	$29,248	$31,205	$(1,957)
Facility related	24,734	18,636	6,098
Research costs	19,152	23,009	(3,857)
License, intellectual property fees, and other	4,237	2,925	1,312
Professional and consultant fees	2,819	2,873	(54)
Clinical expense	1,747	2,197	(450)
Total research and development expenses	$81,937	$80,845	$1,092

The $1.1 million increase in research and development expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily driven by:
•$6.1 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space at 60 First Street and 500 Arsenal Street; and
•$1.3 million increase in license and IP costs as we advance our in vivo liver franchise and pipeline.
This is offset by:
•$3.9 million decrease in research costs due to the deprioritization of our CGD programs as we strategically focus our internal efforts on advancing our in vivo liver franchise; and
•$2.0 million decrease in personnel expenses, driven primarily by a decrease of $0.9 million in stock-based compensation expense and fewer R&D personnel resulting from the workforce reduction.
General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
General and administrative expenses:
Personnel expenses	$14,238	$12,840	$1,398
Professional and consultant fees	7,228	5,931	1,297
Facility related and other	4,935	4,988	(53)
Total general and administrative expenses	$26,401	$23,759	$2,642
The $2.6 million increase in general and administrative expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by:
•$1.4 million increase in personnel expenses in connection with the reduction in force, primarily consisting of one-time severance payments and other employee termination-related expenses; and
•$1.3 million increase in professional and consultant fees due an increase in corporate legal expenses.
Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Other income:
Interest income	$1,925	$1,287	$638
Accretion (amortization) of investments	869	2,316	(1,447)
Change in fair value of short-term investment — related party	(1,561)	(759)	(802)
Other income, net	55	81	(26)
Total other income, net	$1,288	$2,925	$(1,637)
Accretion (amortization of investments
Accretion (amortization) of investments for each of the periods presented is a result of increase (decrease) in the value of the our marketable securities purchased at a discount (premium) to their face value.

Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical development of our current research programs, commence the clinical development of any product candidates we may identify, and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of June 30, 2025, we had cash, cash equivalents, and investments of $101.8 million, excluding our restricted cash, or $115.4 million, including restricted cash.
In November 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings (the “ATM Program”). Effective July 30, 2025, we terminated the sales agreement prospectus (the “ATM Prospectus”) filed with the shelf registration statement on Form S-3 (File No. 333-275321) and related to the shares of our common stock issuable pursuant to the Sales Agreement. As a result, we will not make any sales of our common stock pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock under the 2023 ATM program.
In August 2025, we issued and sold 43,700,000 shares of our common stock, including 5,700,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.30 per share. As a result of the offering, we received approximately $138.2 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of approximately $6.0 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(90,269)	$(113,198)
Net cash used in investing activities	(44,971)	(30,138)
Net cash provided by financing activities	6,197	157,362
Net change in cash, cash equivalents, and restricted cash	$(129,043)	$14,026
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was driven primarily by the following uses of cash:
•$104.5 million net loss;
•$2.4 million change in deferred revenue — related party;
•$2.1 million change in lease liabilities
•$1.7 million change in accrued expenses and other current liabilities; and
•$1.5 million change in accounts payable.

These were offset by $21.3 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation expense, and change in fair value of short-term investment — related party.
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
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was driven primarily by the following:
•$41.0 million of purchases of marketable securities, net of maturities; and
•$4.0 million of purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2024 was driven primarily by the following:
•$25.9 million of purchases of marketable securities, net of maturities; and
•$4.2 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was driven by $6.0 million of proceeds received under our agreement with Cystic Fibrosis Foundation.
Net cash provided by financing activities for the six months ended June 30, 2024 was driven primarily by the following:
•$132.1 million of proceeds from issuances of common stock in our February 2024 public offering;
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
We believe our existing cash, cash equivalents, and investments, including funds from our August 2025 offering, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
•continue our current research development activities;
•identify product candidates;
•evaluate strategic alternatives and potential partnership opportunities for PM359, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;
•develop, maintain, expand and protect our intellectual property portfolio and defend intellectual property-related claims;
•maintain existing collaborations or strategic relationships and identify and enter into future license agreements and collaborations with third parties;
•initiate preclinical testing and clinical trials for our future product candidates we identify;
•further develop our Prime Editing platform; and
•hire additional personnel to support our strategic priorities.
If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize ourselves.
Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, additional collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt and equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, or distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, any future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
During the six months ended June 30, 2025, except for the minimum lease commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and significant judgements described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2025, we held cash, cash equivalents, investments, and restricted cash of $115.4 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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
Item 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer (who serves as both our principal executive officer and principal financial officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Internal Control over Financial Reporting
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (who serves as both our principal executive officer and principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are currently engaged in arbitration proceedings with Beam Therapeutics, Inc. (“Beam”) regarding the parties’ collaboration and license agreement (the “Agreement”). A dispute arose between the parties following our March 18, 2025 announcement that we are developing a Prime Editing-based treatment for alpha-1 antitrypsin deficiency (“AATD”). On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association (“AAA”), alleging that we have breached the Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Agreement. Beam also makes related claims for trade secret misappropriation and various business torts based on similar allegations, including allegations made on information and belief. Beam seeks both declaratory, injunctive, and monetary relief, but has not yet quantified the amount of damages it seeks. On April 18, 2025, we filed an arbitration demand with the AAA seeking a declaration that our AATD program is within our “Field” as defined by the Agreement. The arbitrations have been consolidated, and the consolidated proceeding remains in its early stages. If the final resolution of the matter is adverse to us, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that we cease work on our AATD program and transfer such program to Beam.
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
Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), and the ongoing efforts to modify or repeal that legislation. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications have been implemented under the former Trump administration and additional modifications or repeal may occur.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022 (the “IRA”) that was signed into law in August 2022, contains several provisions that are intended to limit prices of pharmaceutical and biologic products, including creating a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, imposing new manufacturer financial liability on all drugs in Medicare Part D, allowing the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost pharmaceutical and biologic drugs without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delaying until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.
On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the HHS to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs certain executive officials to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first

Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.
In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our products and future product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
Since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the U.S. government has adopted new approaches to trade policy and in some cases may renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed substantial tariffs on most countries throughout the world and has further threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and non-U.S. taxing authorities. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect our business and our financial condition. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability.
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
To motivate and retain qualified employees, executive officers and directors who we believe best represent our Company values and can make meaningful contributions towards achieving our purpose of delivering a new class of differentiated one-time curative genetic therapies to address the widest spectrum of diseases by deploying our Prime Editing technology, in addition to salary and cash incentives, as applicable, we have provided stock options that vest over time. The value to employees and directors of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. To the extent our stock price declines, our ability to incentivize, retain or attract qualified talent could be negatively impacted. For example, in recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced extreme price and volume fluctuations, often unrelated or disproportionate to changes in the operating performance of the affected companies. As a biotechnology company, the market price of our common stock has historically been volatile, reflecting the risks and uncertainties inherent in the development of product candidates. Since 2024, the market price of our common stock has experienced material fluctuations and declined from a high of approximately $9.39 on February 27, 2024 to a low of approximately $1.15 on April 8, 2025. As a result, certain of our employees and directors now hold options with exercise prices meaningfully above the recent trading range of our common stock (often referred to as “underwater” or “out-of-the-money”), rendering the options a less effective means of incentivizing and retaining such holders.
We also recently announced a strategic restructuring, including the deprioritization of our CGD programs, as well as a cost and workforce reduction to focus on our liver franchise and programs funded through external partnerships, placing additional pressure on the retention of qualified talent. Although we continue to believe that stock options are an important component of the Company’s compensation program, underwater options may be perceived by their holders as having little or no incentive or retention value due to the disparity between the exercise prices and the current stock price. To provide added incentives to retain and motivate key contributors and to improve morale among our employees and directors to ensure alignment and motivation to execute on the Company’s reprioritized strategy, our stockholders approved a one-time repricing of certain outstanding stock options that have been granted under our 2019 Stock Option and Grant Plan and/or the 2022 Stock Option and Incentive Plan at the special meeting of stockholders held on August 1, 2025. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates.
If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies or we could lose license rights that are important to our business.
We are and expect to continue to be reliant upon certain patent rights and proprietary technology we have licensed from third parties that may be important or necessary to the development of our Prime Editing technology and product candidates. If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies or we could lose license rights that are important to our business. For instance, we have entered into license and collaboration agreements with Beam and Broad Institute related to the research, development, delivery, manufacturing, and commercialization of Prime Editing technology and certain product candidates we may develop.
The agreements under which we currently license intellectual property rights from Beam and Broad Institute are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise under our existing license agreements or future license agreements into which we may enter could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or broaden what we believe to be the scope of the licensor’s rights to our intellectual property and technology, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, we have exclusively licensed and sublicensed certain of our owned and licensed intellectual property rights to Beam pursuant to a license and collaboration agreement, or the Beam Collaboration Agreement, in certain fields. The parties have presented differing contractual interpretations, the resolution of which could expand the field of exclusivity or other rights that we believe were granted to Beam and therefore, narrow what we believe to be our field of exclusivity or rights with respect to such licensed intellectual property rights.
For example, we are currently engaged in arbitration proceedings with Beam regarding the Beam Collaboration Agreement. A dispute arose between the parties following our March 18, 2025 announcement that we are developing a Prime Editing-based treatment for AATD. On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association, or the AAA, alleging that we have breached the Beam Collaboration Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. On April 18, 2025, we filed an arbitration demand with the AAA seeking a declaration that our AATD program is within our “Field” as defined by the Beam Collaboration Agreement. The arbitrations have been consolidated, and the consolidated proceeding remains in its early stages. If the final resolution of the matter is adverse to us, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that we cease work on our AATD program and transfer such program to Beam. Such a relief could have a material adverse effect on our competitive position, business, financial condition, results of operations and growth prospects.
Our strategic restructuring and the associated workforce reduction announced in May 2025 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In May 2025, we announced a strategic restructuring, including the deprioritization of our CGD programs, to focus on our liver franchise and programs funded through external pipelines. The strategic restructuring includes cost reduction measures and reduction of our organizational headcount by approximately 25%, which are designed to significantly decrease our operating expenses and cash burn, reducing anticipated cash needs by almost half through 2027. The estimates of the charges and cash expenditures that we expect to incur in connection with the strategic restructuring and related workforce reduction, and the timing thereof, are subject to a number of assumptions, and we may incur costs that are greater than we currently expect. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our new strategic efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the strategic restructuring, our results of operation and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or related activities in the future. Such cost reduction efforts may in the future adversely affect our ability to attract and retain employees, and may adversely affect our culture and impact our ability to effectively pursue our business strategy. Furthermore, our strategic restructuring may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support which may result in unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, and clinical personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2025 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

3.3	Second Amended and Restated Bylaws of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024).

10.1*#	Second Amended and Restated Non-Employee Director Compensation Policy

10.2*#	Separation Agreement, dated May 18, 2025, between the Registrant and Keith Gottesdiener

10.3*#†	Consulting Agreement, dated May 18, 2025, between the Registrant and KMG Strategic Consulting LLC

10.4*#	Amended and Restated Employment Agreement, effective May 19, 2025, between the Registrant and Allan Reine

10.5*#+	Separation Agreement, dated July 17, 2025, between the Registrant and Jeremy Duffield

10.6*#	Consulting Agreement, dated July 15, 2025, between the Registrant and Jeremy Duffield

31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*Filed herewith.
**    The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
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

Prime Medicine, Inc.

	By:	/s/ Allan Reine
Date: August 7, 2025		Allan Reine
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)