Form 10-Q
period 2025-09-30
Prime Medicine, Inc.
filed 2025-11-07
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of October 31, 2025, the registrant had 180,510,658 shares of common stock, par value $0.00001 per share, outstanding.

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
•the timing of our investigational new drug (“IND”) application submissions;
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
•our ability to maintain existing collaborations or strategic relationships, to identify and enter into future license agreements and collaborations on favorable terms, if at all, and to realize the intended and potential benefits of such agreements and collaborations;
•developments related to our Prime Editing technology;
•regulatory developments in the United States and foreign countries;
•our ability to attract and retain key scientific and management personnel;
•the accuracy of our estimates regarding our expenses, capital requirements and needs for additional financing;
•our expectations regarding the anticipated timeline of our cash runway and future financial performance;

•our evaluation of strategic alternatives and potential partnership opportunities for PM359, including our ability to execute and realize the anticipated benefits of any strategic alternatives we may pursue;
•our ability to maintain an effective system of internal controls;
•the effect of unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions or geopolitical developments, including rising inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our securities and our ability to access capital markets;
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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$71,396	$182,476
Short-term investments	137,030	2,998
Short-term investment — related party	4,861	4,968
Prepaid expenses	2,493	6,777
Other current assets	15,626	14,667
Total current assets	231,406	211,886
Property and equipment, net	22,046	24,404
Operating lease right-of-use assets	117,869	47,156
Restricted cash	13,691	14,062
Total assets	$385,012	$297,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,354	$11,351
Accrued expenses and other current liabilities	11,000	15,904
Deferred revenue — related party	6,951	7,092
Operating lease liability	7,714	3,614
Total current liabilities	35,019	37,961
Deferred revenue, net of current — related party	59,751	63,218
Operating lease liability, net of current	110,421	37,180
Research and development funding liability	18,000	6,000
Total liabilities	223,191	144,359
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 180,309,471 and 131,160,842 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	1,004,061	840,358
Accumulated other comprehensive loss	33	1
Accumulated deficit	(842,275)	(687,212)
Total stockholders’ equity	161,821	153,149
Total liabilities and stockholders’ equity	$385,012	$297,508
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Collaboration revenue — related party	$1,179	$—	$3,748	$—
Collaboration revenue	46	209	46	800
Total revenue	1,225	209	3,794	800
Operating expenses:
Research and development	43,990	40,340	125,927	121,185
General and administrative	11,208	14,101	37,609	37,860
Total operating expenses	55,198	54,441	163,536	159,045
Loss from operations	(53,973)	(54,232)	(159,742)	(158,245)
Other income:
Interest income	1,141	697	3,066	1,984
Accretion (amortization) of investments	752	885	1,621	3,201
Change in fair value of short-term investment — related party	1,454	215	(107)	(544)
Other income, net	44	(83)	99	(2)
Total other income, net	3,391	1,714	4,679	4,639
Net loss attributable to common stockholders	$(50,582)	$(52,518)	$(155,063)	$(153,606)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.44)	$(1.11)	$(1.34)
Weighted-average common shares outstanding, basic and diluted	160,503,183	119,764,270	139,244,743	114,492,416

Comprehensive loss:
Net loss	$(50,582)	$(52,518)	$(155,063)	$(153,606)
Change in unrealized loss on investments, net of tax	43	92	32	36
Comprehensive loss	$(50,539)	$(52,426)	$(155,031)	$(153,570)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Stock-based compensation expense	—	—	5,681	—	—	5,681
Change in unrealized loss on investments, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(51,890)	(51,890)
Balance as of March 31, 2025	131,160,842	$2	$846,039	$(15)	$(739,102)	$106,924
Exercise of pre-funded warrants	3,199,984	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	133,612	—	197	—	—	197
Stock-based compensation expense	—	—	6,325	—	—	6,325
Change in unrealized loss on investments, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(52,591)	(52,591)
Balance as of June 30, 2025	134,494,438	$2	$852,561	$(10)	$(791,693)	$60,860
Issuance of common stock from public offering, net of issuance costs of $5.8 million	43,700,000	—	138,380	—	—	138,380
Issuance of restricted stock units	2,000,000	—	—	—	—	—
Issuance of common stock upon exercise of stock options	115,033	—	373	—	—	373
Stock-based compensation expense	—	—	12,747	—	—	12,747
Change in unrealized loss on investments, net of tax	—	—	—	43	—	43
Net loss	—	—	—	—	(50,582)	(50,582)
Balance as of September 30, 2025	180,309,471	$2	$1,004,061	$33	$(842,275)	$161,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Losses	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuance of common stock under the employee stock purchase plan	74,488	—	436	—	—	436
Issuance of common stock upon exercise of stock options	9,664	—	36	—	—	36
Stock-based compensation expense	—	—	5,209	—	—	5,209
Change in unrealized loss on investments, net of tax	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(45,761)	(45,761)
Balance as of March 31, 2024	120,021,274	2	780,950	(95)	(537,091)	243,766
Issuance of common stock upon exercise of stock options	9,539	—	35	—	—	35
Stock-based compensation expense	—	—	8,091	—	—	8,091
Change in unrealized loss on investments, net of tax	—	—	—	24	—	24
Net loss	—	—	—	—	(55,327)	(55,327)
Balance as of June 30, 2024	120,030,813	$2	$789,076	$(71)	$(592,418)	$196,589
Issue of common stock under the Securities Purchase Agreement to BMS — related party	11,006,163	—	38,081	—	—	38,081
Issuance of common stock under the employee stock purchase plan	115,021	—	401	—	—	401
Issuance of common stock upon exercise of stock options	8,845	—	32	—	—	32
Stock-based compensation expense	—	—	6,827	—	—	6,827
Change in unrealized loss on investments, net of tax	—	—	—	92	—	92
Net loss	—	—	—	—	(52,518)	(52,518)
Balance as of September 30, 2024	131,160,842	$2	$834,417	$21	$(644,936)	$189,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(155,063)	$(153,606)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	24,753	20,127
Non cash lease expense	7,095	10,147
Depreciation expense	5,445	4,411
Change in fair value of short-term investment — related party	107	544
Amortization of premiums and discount on short-term investments	(1,149)	(2,949)
Changes in operating assets and liabilities:
Collaboration receivable — related party	—	(55,000)
Prepaid expenses and other current assets	1,949	(9,466)
Accounts payable	1,577	(7,717)
Accrued expenses and other current liabilities	(2,760)	1,987
Accrued settlement payment — related party	—	(13,500)
Deferred revenue — related party	(3,608)	71,919
Lease liabilities	(3,654)	(6,007)
Net cash used in operating activities	(125,308)	(139,110)
Cash flows (used in) provided by investing activities:
Maturities of investments	56,681	171,300
Purchases of investments	(189,533)	(146,317)
Purchases of property and equipment	(4,241)	(5,503)
Return (payments) of security deposits	—	724
Net cash (used in) provided by investing activities	(137,093)	20,204
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs	138,380	132,055
Proceeds from research and development funding liability	12,000	6,000
Net proceeds from stock option exercises	373	103
Proceeds from ESPP offerings	197	836
Proceeds from issuance of common stock under the BMS Securities Purchase Agreement — related party	—	38,081
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	18,800
Net cash provided by financing activities	150,950	195,875

Net change in cash, cash equivalents, and restricted cash	(111,451)	76,969
Cash, cash equivalents, and restricted cash at beginning of period	196,538	55,070
Cash, cash equivalents, and restricted cash at end of period	$85,087	$132,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$85,087	$132,039
Less: restricted cash	13,691	14,062
Total cash, and cash equivalents	$71,396	$117,977

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,757	$44,935
Decrease in right-of-use assets due to lease termination	$3,120	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$111
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
In August 2025, the Company issued and sold 43,700,000 shares of its common stock, including 5,700,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.30 per share. As a result of the offering, the Company received approximately $138.4 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of $5.8 million.
Since its inception, the Company has incurred substantial losses and, as of September 30, 2025, the Company had an accumulated deficit of $842.3 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. The Company further expects that its cash, cash equivalents, and investments as of September 30, 2025 of $213.3 million will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2024 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025.
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
The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$1,225	$209	$3,794	$800
Operating expenses:
Research and development expenses
Personnel expenses	10,898	14,935	40,146	46,140
Facility related	11,353	7,735	36,087	26,371
Research costs	8,379	9,714	27,531	32,723
General and administrative expenses:
Personnel expenses	4,370	7,433	18,608	20,273
Other segment items (1)	20,198	14,624	41,164	33,538
Total operating expenses	55,198	54,441	163,536	159,045
Total other income, net	3,391	1,714	4,679	4,639
Net loss	$(50,582)	$(52,518)	$(155,063)	$(153,606)
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company is currently evaluating the impact to the Company’s consolidated financial statements.
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
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of September 30, 2025:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$53,842	$—	$53,842
Corporate debt securities	—	11,308	—	11,308
U.S. Treasury and government securities	—	5,780	—	5,780
Short-term investments:
U.S. Treasury and government securities	—	95,781	—	95,781
Corporate debt securities	—	41,249	—	41,249
Related party short-term investment:
Beam equity securities	4,861	—	—	4,861
Total cash equivalents and investments	$4,861	$207,960	$—	$212,821

	As of December 31, 2024:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$178,212	$—	$178,212
Corporate debt securities	—	3,793	—	3,793
Short-term investment:
U.S. Treasury and government securities	—	2,998	—	2,998
Related party short-term investment:
Beam equity securities	4,968	—	—	4,968
Total cash equivalents and investments	$4,968	$185,003	$—	$189,971
The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of September 30, 2025:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$95,744	$38	$(1)	$95,781
Corporate debt securities	41,253	2	(6)	41,249
Total short-term investments in debt securities	$136,997	$40	$(7)	$137,030

	As of December 31, 2024:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasury and government securities	$2,997	$1	$—	$2,998
Total short-term investments in debt securities	$2,997	$1	$—	$2,998
The contractual maturities of the Company’s investments in debt securities were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Due within one year	$137,030	$2,998
Marketable securities in unrealized loss positions consisted of the following:

	As of September 30, 2025:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	5	$4,489	$(1)
Corporate debt securities	16	$25,707	$(6)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of September 30, 2025 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.

4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Property and equipment:
Laboratory equipment	$29,685	$27,343
Leasehold improvement	7,911	5,136
Furniture and Fixture	1,864	1,075
Computer hardware and software	1,122	869
Construction in progress	21	3,578
Total property and equipment	40,603	38,001
Less: Accumulated depreciation	(18,557)	(13,597)
Total property and equipment, net	$22,046	$24,404
Depreciation expense related to property and equipment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation Expense	$1,881	$1,558	$5,445	$4,411
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued expenses and other current liabilities
Employee compensation and benefits	$6,759	$8,976
License fee	1,562	1,938
Research and clinical costs	619	907
Facility related	—	2,811
Other	2,060	1,272
Total accrued expenses and other current liabilities	$11,000	$15,904
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
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space in Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease (the “60 First Street Lease”). Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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
In June 2024, the Company filed a complaint in Massachusetts Superior Court against NW Cambridge Property Owner, LLC (“NWC”), the Company’s landlord at 60 First Street. While the lawsuit was pending, the Company continued to make the disputed payments under the 60 First Street Lease under protest. The disputed payments are recorded within other current assets on the Company’s condensed consolidated balance sheets and were $13.9 million, and $10.8 million as of September 30, 2025 and December 31, 2024, respectively.
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
The 500 Arsenal Lease term commenced in December 2024 with a base term of 11 months. In December 2024, the Company began constructing improvements to the space, the construction for which was completed in 2025. Subsequent to the base term, the Company has an option to extend the lease through August 2028, which it exercised in February 2025. The Company secured the lease with a $0.6 million security deposit, which is recorded as restricted cash on the condensed consolidated balance sheets as of September 30, 2025. The 500 Arsenal Lease also provides a tenant improvement allowance of $2.4 million and an additional tenant improvement allowance of $1.2 million, which the Company would be obligated to repay to the landlord. The Company did not use the additional tenant improvement allowance.
Accounting Considerations
As the 480 Arsenal Amendment and the 500 Arsenal Lease meet the criteria for combining contracts under ASC 842, the Company determined that both 480 Arsenal Amendment and the 500 Arsenal Lease are modifications to its existing lease at 480 Arsenal Street. Within the combined contract the Company identified two separate lease components, each of which represents a right of use that the Company can benefit from on its own and none which are neither highly dependent nor highly related to the other. The Company allocated the consideration under the combined contract among the two lease components based on their relative fair market value. In calculating the allocable consideration and the fair market value of each lease component, the Company determined it was probable that it will exercise the option to extend the lease term provided under the 500 Arsenal Lease.
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

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2025:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2025	$5,275
2026	21,703
2027	22,355
2028	22,294
2029	21,478
Thereafter	96,601
Total undiscounted lease payments	189,706
Less: imputed interest	(71,571)
Total operating lease liability	$118,135
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
August 2025 Offering
In August 2025, the Company issued and sold 43,700,000 shares of its common stock, including 5,700,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.30 per share. As a result of the offering, the Company received approximately $138.4 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of approximately $5.8 million.
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
Effective July 30, 2025, the Company terminated the sales agreement prospectus (the “ATM Prospectus”) filed with the shelf registration statement on Form S-3 (File No. 333-275321) and related to the shares of the Company’s common stock issuable pursuant to the Sales Agreement (the “Prior Registration Statement”). As a result, the Company will not make any sales of its common stock pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect.
As of September 30, 2025 and as of the date these condensed consolidated financial statements are issued, the Company has not sold any shares of common stock under the ATM Prospectus.
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Board of Directors. On January 1, 2025, the annual increase resulted in an additional 6,558,042 shares authorized being added to the 2022 Plan. As of September 30, 2025, the Company had 25,965,119 shares reserved under the 2022 Plan and the 2019 Plan, and 8,655,858 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan (the “2022 ESPP”), which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2025. As of September 30, 2025, the Company had 1,619,579 shares available for issuance under the 2022 ESPP.
During the nine months ended September 30, 2025, the Company issued 133,612 shares of the Company’s common stock under the 2022 ESPP.

Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price[1]
Outstanding at December 31, 2024	11,410,691	$5.91
Granted	7,566,944	1.95
Exercised	(115,033)	3.44
Cancelled or forfeited	(3,282,905)	7.58
Outstanding at September 30, 2025	15,579,697	$3.70
Options vested and exercisable at September 30, 2025	6,742,388	$4.84
Options vested and expected to vest at September 30, 2025	15,579,697	$3.70
1 Weighted-average exercise price for shares outstanding at the beginning of the period and at the end of period reflect the exercise price resulting from the one-time repricing, which is discussed in detail below.
As of September 30, 2025, there was $30.3 million of total unrecognized compensation cost related to time-based unvested stock options. The Company expects to recognize such amount over a remaining weighted-average period of 2.7 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Exercise Price[1]
Outstanding at December 31, 2024	1,061,730	$5.90
Granted	700,000	1.34
Exercised	—	—
Cancelled or forfeited	(32,166)	7.96
Outstanding at September 30, 2025	1,729,564	$4.01
Vested and exercisable at September 30, 2025	813,480	$5.26
1 Weighted-average exercise price for shares outstanding at the beginning of the period and at the end of period reflect the exercise price resulting from the one-time repricing, which is discussed in detail below.
As of September 30, 2025, there was $2.1 million of total unrecognized compensation cost related to performance-based stock options.
Repricing of Certain Outstanding Stock Options
On June 22, 2025, the Board of Directors approved, and on August 1, 2025 (the “Repricing Date”), the Company’s stockholders approved, a one-time repricing (the “Option Repricing”) of certain outstanding stock options granted to, and held by, certain of the Company’s current employees, including its executive officers, and members of the Board of Directors through the Repricing Date (collectively, the “Eligible Optionholders”), under the 2019 Plan and 2022 Plan (collectively, the “Plans”). The Option Repricing impacted shares of common stock (such options, the “Eligible Options”) that have exercise prices in excess of $4.04 (the “Repriced Exercise Price”), which was the closing trading price per share of the Company’s common stock on The Nasdaq Global Market on the Repricing Date.
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
ii.the termination of the Eligible Optionholder’s Service Relationship by the Company without Cause or for “good reason,” or resignation by the Eligible Optionholder for “good reason,” to the extent provided for in the Eligible Optionholder’s employment agreement, offer letter or severance plan (as applicable); or
iii.the Eligible Optionholder’s death or disability (as determined in accordance with the Plans, as applicable).
Except as modified by the Option Repricing, all other terms and conditions of the Repriced Options, including, without limitation, any provisions with respect to vesting and term of the Repriced Options, will remain in full force and effect. As a result of the option repricing, the Company expects to recognize incremental expense of $5.1 million over a weighted average period of 2.3 years.
Performance-Based Restricted Common Stock Awards
The Company awarded restricted common stock to employees and non-employees under its 2019 Plan. The following table summarizes the Company’s performance-based restricted common stock activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2024	3,472,546	$0.06
Issued	—	—
Vested	—	—
Repurchased	—	—
Outstanding at September 30, 2025	3,472,546	$0.06
Restricted Stock Units
During the three and nine months ended September 30, 2025, the Company issued 2,000,000 restricted stock units. Further, the Company determined that as the obligation underlying the restricted stock units were satisfied during the period, the $8.2 million expense related to the restricted stock units shall be recognized in full during the three and nine months ended September 30, 2025. The amount is recorded as research and development expense on the Company’s condensed consolidated statements of operations.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based compensation expense:
Research and development	$10,770	$2,982	$16,844	$9,928
General and administrative	1,977	3,845	7,909	10,199
Total stock-based compensation expense	$12,747	$6,827	$24,753	$20,127
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
Bristol-Myers Squibb — Related Party
Supplemental information related to the Research Collaboration and License Agreement (the “BMS Collaboration Agreement”) with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company (“BMS”), consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Collaboration receivable — related party	$—	$—
Deferred revenue — related party	$6,951	$7,092
Deferred revenue, net of current — related party	$59,751	$63,218

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue recognized that was included in contract liability at the beginning of the period	$1,110	$—	$3,652	$—
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$—	$—	$3	$—
As of September 30, 2025, the aggregate amount of the transaction price allocated to performance obligations under the BMS Collaboration Agreement that are partially unsatisfied was $66.7 million. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation.

Cystic Fibrosis Foundation
In July 2025, the Company entered into an agreement with the Cystic Fibrosis Foundation (“CFF”), under which CFF has agreed to provide up to $24 million in additional funding to accelerate the development of Prime Editors designed to permanently correct cystic fibrosis-related lung disease. The $24 million funding includes two equal tranches, subject to certain closing conditions and scientific milestones. The first tranche included a $6 million cash funding (“Royalty Funding”), received in August 2025, and a $6 million equity investment in the Company, which was received as part of the August 2025 offering. Any proceeds under the second tranche are payable subject to achieving specific milestones which have not been achieved to date. The Company is obligated to return any of the Royalty Funding not used in development of the program covered by this agreement.
In return, the Company has agreed to pay to CFF royalties on future sales of any products covered under this agreement, to be determined based on the aggregate annual net sales of products and net amount of Royalty Funding received by the Company. In addition, in the event of a sale, license or transfer to a third-party of rights in the technology developed under this agreement, or a change of control transaction, the Company will pay a percentage of the proceeds received to CFF, up to 2.5x the net Royalty Funding received.
CFF’s additional investment builds on initial funding received under the Company’s therapeutic development agreement with CFF in January 2024.
Due to the Company’s obligation to repay the Royalty Funding in the event of a change in control regardless of the outcome of the research and development associated with the payment, the Company determined that CFF’s $6 million Royalty Funding represented a liability. This amount, along with the $12.0 million received under the CFF agreement entered into in 2024, is recorded as research funding liability on the condensed consolidated balance sheets.
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
Amendment No. 4 and Amendment No. 5 to The Broad Institute License Agreement
In September 2025, the Company entered into a Fourth Amendment to License Agreement (the “Fourth Amendment”) and Fifth Amendment to License Agreement (the “Fifth Amendment” and, together with the Fourth Amendment, the “Amendments”) with The Broad Institute, Inc. (“Broad”), which amended the license agreement by and between the Company and Broad, dated as of September 26, 2019, as previously amended on May 5, 2020, February 18, 2021, and December 22, 2022, and as further amended by the letter agreement dated September 27, 2024 (as amended, the “Broad-Prime License Agreement”), to, among other things, modify certain licensed patent applications listed therein. Except as expressly stated in the Amendments, all other terms and provisions of the Broad-Prime License Agreement shall remain in full force and effect.

Side Letter No. 2 to The Broad Institute License Agreement
In connection with the Amendments, the Company also entered into a second letter agreement (the “Second Letter Agreement”) with Broad in September 2025, which amends the Broad-Prime License Agreement. The Second Letter Agreement, among other things, modifies certain development milestones and related payment obligations under the BMS Collaboration Agreement. Except as expressly stated in the Second Letter Agreement, all other terms and provisions of the Broad-Prime License Agreement shall remain in full force and effect.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(50,582)	$(52,518)	$(155,063)	$(153,606)
Denominator:
Weighted-average common shares outstanding, basic and diluted	160,503,183	119,764,270	139,244,743	114,492,416
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.44)	$(1.11)	$(1.34)
Diluted net loss per share available to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, preferred stock, unvested restricted stock awards and stock options to purchase common stock were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Anti-dilutive common stock equivalents:
Options to purchase common stock	16,393,177	12,061,612
Unvested restricted common stock awards	3,472,546	3,565,262
Total anti-dilutive common stock equivalents:	19,865,723	15,626,874

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
We are focused on advancing our in vivo liver franchise, where we are advancing programs to cure two of the largest genetic liver diseases, Wilson’s Disease and Alpha-1 Antitrypsin Deficiency, or AATD. Both programs are currently in late stages of pre-clinical development and are on track for IND and/or CTA filings in the first half of 2026 for Wilson’s Disease and the middle of 2026 for AATD. We intend to leverage the modularity of our platform to expeditiously and efficiently develop these programs supported by our universal liver lipid nanoparticle along with potential regulatory, clinical and other synergies from our modular technology.
We also continue to advance our in vivo Cystic Fibrosis program with support from the Cystic Fibrosis Foundation, and our efforts to develop Prime Edited CAR-T products for hematology, immunology and oncology in partnership with Bristol-Myers Squibb Company. In addition, we will continue to pursue additional business development opportunities to accelerate innovation, ensure the broadest application of Prime Editing, and further bolster our financial resources.
In August 2025, we announced additional data from the first patient dosed and initial data from the second patient dosed in our Phase 1/2 trial in chronic granulomatous disease, or CGD. In the first patient dosed, a single dose of PM359, our candidate for the treatment of CGD, led to 58% dihydrorhodamine positivity by Day 15, 66% by Day 30 and 71% by Day 60, exceeding levels of dihydrohomadine positivity believed to be potentially curative. In the second patient dosed in the trial, a single dose of PM359 led to a 70% dihydrorhodamine positivity by day 15 and 80% by day 30. In both patients, we also observed successful manufacturing from a single mobilization, no serious adverse events related to PM359 and rapid neutrophil and platelet engraftment when compared to other commercially available autologous genetic therapy benchmarks. Based on the data from the two patients, we continue to believe PM359 has the potential to transform the care of p47phox CGD. We are planning to have regulatory interactions based on the current data set.
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
We expect our research and development expenses may continue to increase in the future with our planned research and development activities related to developing any future product candidates, including investments in manufacturing, as we advance any product candidates we may identify and begin to conduct clinical trials, and with our obligations under the BMS Collaboration Agreement.
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
We anticipate that our general and administrative expenses will increase in the future if we increase our headcount to support research and development activities; increased accounting, legal, insurance, and investor and public relations costs as we continue to operate as a public company; and additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Research and development expenses:
Facility related	$11,353	$7,735	$3,618
Personnel expenses	10,898	14,935	(4,037)
License, intellectual property fees, and other	9,470	5,447	4,023
Research costs	8,379	9,714	(1,335)
Professional and consultant fees	2,720	1,786	934
Clinical expense	1,170	723	447
Total research and development expenses	$43,990	$40,340	$3,650
The $3.7 million increase in research and development expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by:
•$4.0 million increase in license and IP costs, primarily due to the issuance of restricted stock units; and
•$3.6 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space at 60 First Street and 500 Arsenal Street.
These were offset by:
•$4.0 million decrease in personnel expenses resulting from the workforce reduction announced in May 2025; and
•$1.3 million decrease in research and development costs due to the deprioritization of our CGD programs as we strategically focus our internal efforts on advancing our in vivo liver franchise.
General and Administrative Expenses

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
General and administrative expenses:
Professional and consultant fees	$5,041	$4,198	$843
Personnel expenses	4,370	7,433	(3,063)
Facility related and other	1,797	2,470	(673)
Total general and administrative expenses	$11,208	$14,101	$(2,893)

The $2.9 million decrease in general and administrative expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily driven by a $3.1 million decrease in personnel expenses resulting from the workforce reduction announced in May 2025, including a decrease of $1.9 million in stock-based compensation expense.
Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2025	2024	Change
Other income:
Change in fair value of short-term investment — related party	$1,454	$215	$1,239
Interest income	1,141	697	444
Accretion (amortization) of investments	752	885	(133)
Other income, net	44	(83)	127
Total other income, net	$3,391	$1,714	$1,677
Change in Fair Value of Related Party Short-Term Investment
The change in fair value of related party short-term investment for each of the periods presented is a result of Beam’s stock price movement.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Operating Expenses
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Research and development expenses:
Personnel expenses	$40,146	$46,140	$(5,994)
Facility related	36,087	26,371	9,716
Research costs	27,531	32,723	(5,192)
License, intellectual property fees, and other	13,707	8,372	5,335
Professional and consultant fees	5,539	4,659	880
Clinical expense	2,917	2,920	(3)
Total research and development expenses	$125,927	$121,185	$4,742
The $4.7 million increase in research and development expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by:
•$9.7 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space at 60 First Street and 500 Arsenal Street; and
•$5.3 million increase in license and IP costs as we advance our in vivo liver franchise and pipeline.

These were offset by:
•$6.0 million decrease in personnel expenses, driven primarily by fewer R&D personnel resulting from the workforce reduction announced in May 2025; and
•$5.2 million decrease in research costs due to the deprioritization of our CGD programs as we strategically focus our internal efforts on advancing our in vivo liver franchise.
General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
General and administrative expenses:
Personnel expenses	$18,608	$20,273	$(1,665)
Professional and consultant fees	12,269	10,129	2,140
Facility related and other	6,732	7,458	(726)
Total general and administrative expenses	$37,609	$37,860	$(251)
The $0.3 million decrease in general and administrative expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is primarily driven by $1.7 million decrease in personnel expenses driven primarily by a decrease of $2.3 million in stock-based compensation expense, offset by one-time severance payments and other employee termination-related expenses in connection with the May 2025 reduction in force.
This is further offset by a $2.1 million increase in professional and consultant fees due an increase in corporate legal expenses.
Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Other income:
Interest income	$3,066	$1,984	$1,082
Accretion (amortization) of investments	1,621	3,201	(1,580)
Change in fair value of short-term investment — related party	(107)	(544)	437
Other income, net	99	(2)	101
Total other income, net	$4,679	$4,639	$40
Interest income
Increase in interest income is a result of an increase in interest bearing marketable securities purchased from funds raised in our August 2025 offering.
Accretion (amortization) of investments
Accretion (amortization) of investments for each of the periods presented is a result of increase (decrease) in the value of the our marketable securities purchased at a discount (premium) to their face value.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical development of our current research programs, commence the clinical development of any product candidates we may identify, and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of September 30, 2025, we had cash, cash equivalents, and investments of $213.3 million, excluding our restricted cash, or $227.0 million, including restricted cash.
In November 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) under which we may, from time to time, issue and sell shares of our common stock having aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings (the “ATM Program”). Effective July 30, 2025, we terminated the sales agreement prospectus (the “ATM Prospectus”) filed with the shelf registration statement on Form S-3 (File No. 333-275321) and related to the shares of our common stock issuable pursuant to the Sales Agreement (the “Prior Registration Statement”). As a result, we will not make any sales of our common stock pursuant to the Sales Agreement, unless and until a new prospectus, prospectus supplement or a new registration statement is filed. Other than the termination of the ATM Prospectus, the Sales Agreement remains in full force and effect. As of the date of this Quarterly Report on Form 10-Q, we have not sold any shares of common stock under the ATM program.
Concurrently with the filing of this Quarterly Report on Form 10-Q, we plan to file a new registration statement on Form S-3ASR, including a sales agreement prospectus with respect to the ATM Program, to replace the Prior Registration Statement, which will expire on November 13, 2026, in accordance with applicable SEC regulations. Pursuant to Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Registration Statement will be deemed terminated as of the effectiveness of the new registration statement.
In August 2025, we issued and sold 43,700,000 shares of our common stock, including 5,700,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.30 per share. As a result of the offering, we received approximately $138.4 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of approximately $5.8 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(125,308)	$(139,110)
Net cash (used in) provided by investing activities	(137,093)	20,204
Net cash provided by financing activities	150,950	195,875
Net change in cash, cash equivalents, and restricted cash	$(111,451)	$76,969
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was driven primarily by the following uses of cash:
•$155.1 million net loss;
•$3.7 million change in lease liabilities
•$3.6 million change in deferred revenue — related party; and
•$2.8 million change in accrued expenses and other current liabilities.

These were offset by:
•$36.3 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, restricted stock issuance expense, non-cash lease expense, depreciation expense, and change in fair value of short-term investment — related party;
•$1.9 million change in prepaid and other current assets; and
•$1.6 million change in accounts payable.
Net cash used in operating activities for the nine months ended September 30, 2024 was driven primarily by the following uses of cash:
•$153.6 million net loss;
•$55.0 million change in collaboration receivable — related party;
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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was driven primarily by the following:
•$132.9 million of purchases of marketable securities, net of maturities; and
•$4.2 million of purchases of property and equipment.
Net cash provided by investing activities for the nine months ended September 30, 2024 was driven primarily by $25.0 million of maturities of marketable securities, net of purchases, offset by $5.5 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was driven primarily by the following:
•$138.4 million of net proceeds from issuances of common stock in our August 2025 public offering; and
•$12.0 million of proceeds received under our agreement with Cystic Fibrosis Foundation.

Net cash provided by financing activities for the nine months ended September 30, 2024 was driven primarily by the following:
•$132.1 million of net proceeds from issuances of common stock in our February 2024 public offering;
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
During the nine months ended September 30, 2025, except for the minimum lease commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Emerging Growth Company and Smaller Reporting Company Status
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
We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of September 30, 2025, we held cash, cash equivalents, investments, and restricted cash of $227.0 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Internal Control over Financial Reporting
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (who serves as both our principal executive officer and principal financial officer), evaluated, as of the end of the period covered by this Quarterly Report on

Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Disruptions at the FDA, the SEC and other U.S. government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC, the U.S. Patent and Trademark Office (the “USPTO”) and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, availability of personnel and other resources, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, USPTO and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shutdown several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Specifically, on October 1, 2025, the U.S. federal government entered a shutdown suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If the shutdown continues for a prolonged period of time or a widespread freeze on federal funding continues, it could result in significant delays in the of FDA's ability to timely review and process any submissions we have filed or may file or cause other regulatory delays, which could have a material adverse effect on our business. Further, in our operations as a public company, current and future government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Unfavorable macroeconomic conditions or market volatility resulting from geopolitical developments or national or global economic conditions, including those affecting the financial services industry, could adversely affect our business, financial condition or results of operations.
Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, changes in or the disruptions of U.S. governmental agencies, whether from a continued U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. policies or regulatory environment, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. While pharmaceutical products are currently excluded from the baseline and "reciprocal" tariffs imposed by the U.S., such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our product candidates. Tariffs levied by the U.S. and other countries also may adversely affect financial markets and the global economy. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, there has been proposed U.S. legislation, known as the BIOSECURE Act, that may restrict the ability of U.S. biopharmaceutical companies to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although the BIOSECURE Act was not passed, in October 2025, versions of the National Defense Authorization Act of 2026 passed each respective chamber of Congress and both included an amendment that will effectively implement federal government contracting, loan, and grant restrictions similar to the 2024 BIOSECURE Act. This 2025 version of the BIOSECURE Act does not identify any specific companies by name in the legislative text. If the BIOSECURE Act or similar legislation is passed in the future, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. We continue to assess the legislation as it develops to determine whether it could have an effect on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2025 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

3.3	Second Amended and Restated Bylaws of Prime Medicine, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 21, 2024).

10.1*†	Amendment No. 4 to License Agreement, dated September 11, 2025, between The Broad Institute, Inc. and the Registrant

10.2*†	Amendment No. 5 to License Agreement, dated September 11, 2025, between The Broad Institute, Inc. and the Registrant

10.3*†	Side Letter No. 2 to License Agreement, dated September 11, 2025, between The Broad Institute, Inc. and the Registrant

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

Prime Medicine, Inc.

	By:	/s/ Allan Reine
Date: November 7, 2025		Allan Reine
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)