Form 10-K
period 2025-12-31
Prime Medicine, Inc.
filed 2026-03-03
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $238,759,057 based on a closing price of $2.47 per share as quoted by the Nasdaq Global Market as of such date. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2026, there were 180,552,179 shares of Common Stock, $0.00001 par value per share, outstanding.

i

References to Prime Medicine
Throughout this Annual Report on Form 10-K, “Prime Medicine,” “Prime,” “the Company,” “we,” “us,” and “our,” and similar expressions, except where the context requires otherwise, refer to Prime Medicine, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Prime Medicine, Inc.
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
Our business and our forward-looking statements in this Annual Report on Form 10-K involve substantial known and unknown risks and uncertainties, including, among other things, the risks and uncertainties inherent in our statements regarding:
•the initiation, timing, progress and results of our research and development programs, product candidates, and ongoing and future preclinical studies and future clinical trials;
•our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo for multiple programs;
•our ability to advance any current and future product candidates that we may identify and successfully complete any clinical trials, including the manufacture of any such product candidates;
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
•our planned regulatory interactions with the U.S. Food and Drug Administration, or FDA, based on the data from our Phase 1/2 trial of PM359 for the treatment of chronic granulomatous disease, or CGD, and the outcomes of any such interactions;
•our ability to maintain an effective system of internal controls;
•the effect of unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions or geopolitical developments, including high inflation and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our securities and our ability to access capital markets;
•our expectations regarding the anticipated timeline of our cash runway, future financial performance and our ability to continue as a going concern; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and these statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in this Annual Report on Form 10-K, particularly in the "Summary of the Material Risks Associated with Our Business" and “Risk Factors” sections, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Unless otherwise disclosed, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.
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
This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Such information is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained statistical and other industry and market data from our own internal estimates and research, as well as from reports, industry publications and research, surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in the sections titled “Summary of the Material Risks Associated with Our Business” and “Risk Factors.”

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
•The FDA the European Medicines Agency, or the EMA, and the National Institutes of Health, or NIH, have demonstrated caution as well as concern regarding potential long term impacts in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of any product candidates we may develop, which may be difficult to predict.

PART I
ITEM 1. Business
Overview
We are a biotechnology company focused on developing a new class of genetic medicines designed to provide durable, and potentially curative, treatment options for patients with diseases driven by defined genetic alterations, acquired cellular dysfunction, or dysregulated gene expression. Our approach is grounded in Prime Editing, a next-generation gene editing technology that enables targeted modifications to genomic DNA without introducing double-stranded breaks. We believe Prime Editing represents the most versatile and precise method for rewriting, replacing, or repairing DNA sequences and may allow us to address a broad spectrum of diseases with an improved safety and specificity profile relative to earlier editing technologies. We are advancing a pipeline of wholly owned in vivo programs targeting diseases of the liver, Cystic Fibrosis, or CF, programs with the support of the Cystic Fibrosis Foundation, or CFF, and partnered ex vivo programs with Bristol-Myers Squibb, or BMS, supported by our modular delivery and Prime Editor platform. Early clinical data from our ex vivo program, PM359 for CGD, have demonstrated restoration of functional protein activity in treated patients, providing clinical validation of Prime Editing and a potentially curative treatment for CGD patients.
Genetic diseases affecting the liver and lung, as well as hematologic disorders addressed through ex vivo editing, represent our initial development priorities. Many of these diseases arise from well-characterized mutations, have established natural histories, and impose meaningful clinical burdens on patients, caregivers and physicians despite available standard-of-care therapies. We believe these attributes enable efficient clinical development, clear biomarker-driven readouts, and the potential to demonstrate meaningful patient benefit in early-stage clinical studies.
Our lead program, PM577 for Wilson Disease, is designed to initially correct the H1069Q mutation in the ATP7B gene and is supported by preclinical data showing targeted correction and restoration of copper homeostasis in animal models. We are also developing follow-on Prime Editors capable of addressing additional ATP7B mutations, enabling a modular and efficient expansion of the Wilson franchise. In addition, PM647 is being advanced for alpha-1 antitrypsin deficiency, or AATD, another liver targeted disease with substantial unmet need. Beyond these efforts, we are progressing a program in CF using Prime Editing delivered via lipid nanoparticles, or LNPs, or adeno-associated viruses, or AAVs.
We have constructed an integrated Prime Editing platform engineered to support rapid iteration, standardized manufacturing, and shared toxicology and Chemistry, Manufacturing, and Controls, or CMC, pathways across programs, thereby enabling efficient advancement of multiple therapeutic candidates. By maintaining core delivery and editor components while altering program-specific guide RNAs and repair templates, we believe we can leverage platform-level knowledge to expedite new candidate identification and streamline IND-enabling activities, especially within common tissues.
Our organization is intentionally structured to support clinical development and regulatory engagement as we prepare for multiple parallel clinical trials. We are investing in scalable manufacturing and quality systems capable of supporting clinical supply for our lead programs. Consistent with industry practice, we also seek to augment our internal capabilities through collaborations. Our partnership with BMS, focused on applying Prime Editing to ex vivo T-cell engineering, reflects the potential applicability of Prime Editing across therapeutic modalities. We believe the insights gained through this collaboration may inform future applications of Prime Editing in immunology and oncology.
Looking ahead, our strategy is to advance Prime Editing programs through clinical development, leverage our modular platform to expand into additional indications, and pursue disciplined portfolio prioritization anchored in clear scientific, development, and commercial criteria. We expect our focus on liver-directed in vivo editing, combined with the modularity of our platform, will allow us to build a pipeline with breadth and depth while maintaining operational efficiency and disciplined capital deployment. Ultimately, our goal is to translate Prime Editing into a clinically and commercially validated therapeutic modality for the treatment across an array of severe genetic diseases and tissue types.

Prime Editing Technology
Prime Editing is a gene editing approach that uses a Cas9 nickase fused to a reverse transcriptase and guided by a prime editing guide RNA, or pegRNA, to introduce defined edits at specified genomic locations. Unlike CRISPR nuclease systems that rely on double-stranded DNA breaks, or DSBs, and endogenous repair pathways such as non-homologous end joining, Prime Editing creates a single-stranded nick and directs the incorporation of a desired edit through reverse transcription using the pegRNA as a template. This method enables the precise correction, insertion, deletion, or replacement of DNA sequences and is capable of addressing a wide range of genetic abnormalities, including those not amenable to base editing or traditional homology-directed repair approaches.
The pegRNA used in Prime Editing contains three functional components: (i) a spacer sequence that directs the Prime Editor to the target genomic locus; (ii) a primer binding site that anneals to the nicked target DNA strand; and (iii) a reverse transcription template that encodes the desired edit. Upon binding to the target site, the Cas9 nickase creates a single-stranded break, enabling hybridization of DNA to the primer binding site of the pegRNA to initiate reverse transcription. The reverse transcriptase enzyme then extends the DNA strand using the pegRNA as a template, and the edit-containing DNA strand is incorporated through endogenous repair mechanisms.
We believe Prime Editing offers several potential advantages. Because it does not require DSBs, it eliminates the formation of indels, chromosomal rearrangements, or large-scale genomic disruptions, each of which has been observed with nuclease-based genome editing. Prime Editing also enables multi-base edits, transversion base pair edits, and the installation or removal of long DNA sequences, allowing for broad applicability across mutation types. Preclinical data across various disease models have demonstrated high editing efficiencies with undetectable off-target activity. As a platform, Prime Editing benefits from modular design principles: core editing machinery can be paired with disease-specific pegRNAs, enabling rapid adaptation to new targets while maintaining consistent delivery and CMC characteristics.
We have developed a suite of Prime Editors optimized for different cell types and genomic contexts. These include Prime Editor variants with enhanced activity, increased specificity, expanded PAM compatibility, and/or reduced size which can be delivered by LNP or AAV. Our platform uses systematic, high-throughput screening of Prime Editor components to identify optimal combinations of guide RNAs, reverse transcriptase templates, Cas9, and reverse transcriptase, or RT, protein variants tailored to specific gene targets and programs. We believe continued innovation in editor engineering, guide design, and delivery technologies will support the expansion of Prime Editing across therapeutic areas.
Differentiation of Prime Editors vs. CRISPR Nucleases, Base Editors, and RNA Editors
The gene editing landscape includes several modalities, each with distinct mechanisms, capabilities, and risk profiles. Prime Editing is differentiated from CRISPR nucleases, base editors, and RNA editing tools on multiple dimensions, including precision, versatility, and expected genomic stability.
CRISPR nucleases, such as Cas9 and Cas12a, introduce DSBs at target sites, triggering endogenous DNA repair mechanisms that can result in unintended insertions or deletions (indels). These outcomes can disrupt gene function and may lead to chromosomal rearrangements or translocations. While nuclease-based editing has demonstrated clinical efficacy for disruption of genes or regulatory elements through the formation of indels, the risk of DSB-associated genomic instability remains a consideration. By contrast, Prime Editing uses a single-strand nick, which reduces reliance on error-prone repair pathways and is associated with a lower frequency of indels or structural variants in preclinical studies. Moreover, Prime Editing is capable of making a variety of precise edits including those that directly correct pathogenic variants.
Base editors primarily perform targeted C•G-to-T•A or A•T-to-G•C conversions without generating DSBs but are constrained to specific substitution types and may introduce bystander edits at adjacent nucleotides within the editing window. These unintended edits may alter protein function or introduce novel variants with unknown effects. Prime Editing enables broader editing outcomes, including transversions, multi-base corrections, and small insertions and deletions, while eliminating bystander activity through the use of a reverse transcription template that encodes only the intended edit.

RNA editing technologies, including ADAR-based tools, modify RNA transcripts rather than genomic DNA. These approaches enable transient modification of gene expression but do not provide permanent correction and must be repeatedly administered to maintain therapeutic effect. Furthermore, RNA editing is typically limited to A-to-I or C-to-U transitions and cannot address many pathogenic variants. Prime Editing produces permanent genomic changes and can address mutation types not amenable to RNA editing.
Across multiple preclinical programs, including Wilson Disease and AATD, Prime Editing has demonstrated high editing efficiencies and favorable specificity profiles. For example, our lead Wilson program has shown targeted correction exceeding 80% in humanized mouse models with normalization of disease-relevant biomarkers with no detectable off-target editing. In AATD, comparative analyses with other gene editing approaches have highlighted Prime Editing’s ability to restore wild-type protein expression. While clinical data will be required to determine the relative benefits of each modality, we believe Prime Editing has the potential to enable precise and durable correction across a broad range of genetically defined diseases.
Prime Editing Platform Architecture
The core components of our platform include the Prime Editor enzyme, pegRNAs, and delivery vehicles. We use Cas9 nickase-reverse transcriptase fusion proteins engineered for enhanced activity and specificity. For pegRNA design, our modular process incorporates computational modeling, high-throughput screening, and empirical testing to identify optimal guide and template configurations. This design framework allows us to rapidly adjust pegRNAs for new mutations while maintaining the same underlying editor and delivery system.
Modularity and Development Efficiency
Modularity is central to our platform. The core editing machinery and delivery system can be held constant while substituting mutation-specific pegRNAs and, frequently, the mRNA. Modular design supports several anticipated efficiencies:
•High-Throughput Modular Editor Screening: Our systematic screening of editor variants and pegRNA constructs allows us to identify optimal combinations for each target with reduced development timelines.
•Shared Toxicology Framework: When delivery systems and editors are conserved, toxicology packages may be broadly informative across programs. This approach supports the rationale for an umbrella-IND strategy in certain mutation clusters, such as Wilson Disease, where multiple ATP7B mutations may be addressed using editors delivered via the same LNP backbone.
•Shared CMC and Manufacturing Pathways: Retaining common LNP compositions and editor constructs across programs allows us to leverage prior manufacturing experience, reduce analytical complexity, and streamline scale-up.
•Guide-RNA Swapping and Mutation-Specific Scalability: Because only the pegRNA sequence changes to address a new mutation, we can generate follow-on candidates rapidly and evaluate them using standardized in vitro and in vivo assays.
•Clinical Development: Conserved delivery systems and editor architectures across programs enables harmonized clinical trial designs, shared biomarker strategies, and standardized dose-escalation frameworks. This modularity has the potential to reduce protocol complexity, support cross-program learning, and improve capital efficiency as multiple mutation-specific candidates advance through clinical development.
•Regulatory: Consistency in editor components, delivery systems, and manufacturing processes may facilitate more efficient regulatory interactions by allowing prior nonclinical, CMC, and clinical experience to inform subsequent submissions. We believe this platform-level continuity supports a more predictable regulatory review process, particularly for follow-on candidates targeting distinct mutations within the same gene or disease area.

Corporate Strategy
Our corporate strategy is designed to advance Prime Editing as a differentiated therapeutic modality, with a focus on operational discipline, scientific rigor, and development credibility. We intend to pursue a sequenced development approach that emphasizes indications with clear genetic etiology, substantial unmet medical need, and well-defined clinical and regulatory pathways. Liver-directed diseases represent our initial strategic priority because they are driven by mutations in genes expressed in hepatocytes, generally rely on established biomarkers and imaging modalities for assessing treatment response, and are amenable to LNP-based systemic delivery. These characteristics support efficient early clinical development and alignment with regulatory agencies.
A core strategic objective is to utilize the modularity of our Prime Editing platform to expand our pipeline while maintaining development efficiency. By conserving our Prime Editor architecture and LNP delivery system across programs, we aim to reduce CMC and toxicology burden for follow-on candidates and potentially enable umbrella regulatory strategies in diseases with heterogeneous mutation landscapes and across diseases utilizing shared Prime Editing components. This approach is particularly relevant for Wilson Disease, where multiple ATP7B mutations account for a large portion of the global patient population. Through continued investment in editor optimization and guide design, we intend to develop and advance mutation-specific editors that leverage shared platform components.
We also seek to maintain disciplined portfolio prioritization. As disclosed in prior periods, we narrowed our internal focus from a broader set of early-stage programs to a concentrated pipeline centered on in vivo liver-directed editing, where we believe Prime Editing can offer the most immediate clinical and regulatory impact. We intend to evaluate additional indications using a structured framework that considers scientific feasibility, clinical and regulatory tractability, and long-term commercial value. Future investments will be guided by a balanced assessment of risk, resource requirements, and strategic value.
Partnerships represent another core component of our strategy. We intend to collaborate with organizations that offer complementary capabilities, such as cell therapy expertise, manufacturing scale, or disease-area specialization. Our partnership with BMS exemplifies this approach, enabling the application of Prime Editing to ex vivo T-cell engineering without diverting internal resources from our core in vivo pipeline. We will continue to evaluate collaborations that allow us to expand the reach of Prime Editing and bolster our financial resources while focusing internal efforts on areas of highest strategic priority.
Finally, we are investing in manufacturing, quality systems, and regulatory infrastructure to support the advancement of multiple programs into clinical trials. These investments include LNP manufacturing processes, analytical method development, and IND-enabling studies. We intend to maintain readiness for multiple IND/Clinical Trial Application, or CTA, submissions and to support the transition to clinical-stage operations, including potential early-phase trial execution and regulatory interactions.
Pipeline Overview
Our pipeline includes wholly owned in vivo programs targeting liver genetic diseases - Wilson Disease, AATD - as well as early-stage discovery efforts in CF. In addition, our PM359 program in chronic granulomatous disease serves as a validation of Prime Editing in humans and we plan to submit a BLA following final regulatory alignment. We also have a collaboration with BMS to apply Prime Editing to ex vivo T-cell engineering for oncology and immunology indications.
PM359 for Chronic Granulomatous Disease
Clinical Overview and Data Summary
PM359 is an ex vivo Prime Editing program designed to correct the ΔGT mutation in the NCF1 gene, the most common cause of CGD. We believe this program provides important validation of Prime Editing in human cells. In a Phase 1/2 clinical study conducted in patients undergoing autologous hematopoietic stem cell transplantation, PM359 demonstrated rapid and durable restoration of NADPH oxidase activity to levels exceeding established therapeutic thresholds, accompanied by prompt neutrophil and platelet engraftment within two to three weeks post-transplant. Both patients remained free of new CGD-related complications or significant intercurrent illness during follow-up, with one patient showing improvement in inflammatory markers, supporting the potential for clinically meaningful disease modification rather than biomarker correction alone. No serious adverse events attributable to Prime Editing were reported as of disclosed data cutoffs.
Scientific Importance
The PM359 clinical data support the feasibility of Prime Editing in human cells, providing evidence of on-target correction, restoration of protein function, and clinically meaningful cellular activity. These results contribute to the validation of Prime Editing as a therapeutic modality and inform our ongoing development of in vivo programs.
Regulatory and Clinical Development Plans
Given the severity of CGD, its limited patient population and encouraging initial clinical data, we believe there may be an expedited path forward to ensure patient access to PM359. Discussions are underway with the FDA to explore a potential accelerated path to approval in the United States.
PM577 for Wilson Disease
Disease Background and Prevalence
Wilson Disease is a rare autosomal recessive disorder caused by loss-of-function mutations in ATP7B, a copper-transporting ATPase expressed in hepatocytes. This commonly results in impaired biliary copper excretion and copper accumulation in the liver, brain, and other tissues. The condition affects an estimated 1 in 30,000 individuals across the United States, Europe, and Japan. The H1069Q mutation is the most prevalent variant in North America and Europe, accounting for approximately 30% to 50% of affected individuals in the United States. Six of the most common mutations – including H1069Q and R778L – account for up to 26,000 patients across the United States, Europe, and Japan. Clinical manifestations range from hepatic steatosis and compensated cirrhosis to acute liver failure and neurological impairment. Existing standard-of-care therapies include copper chelators and zinc salts, which require lifelong adherence, are associated with significant pill burden, have tolerability issues, and reflect a disease paradigm with a continued high unmet need.
Prime Medicine’s Therapeutic Approach
PM577 is an in vivo Prime Editing candidate designed to correct the H1069Q mutation and restore ATP7B function in hepatocytes. Because only a single nucleotide is altered in the H1069Q variant, PM577 is designed to rewrite this specific position to restore expression of the wild-type ATP7B protein and reestablish copper transport and excretion. PM577 comprises a Prime Editor enzyme delivered with a mutation-specific pegRNA via our universal liver-targeted LNP. We have optimized our liver-targeted LNP for hepatocyte delivery with a goal of high on-target editing, and no detectable off-target activity in pre-clinical models.
Key Preclinical Data
Preclinical studies of PM577 have demonstrated efficient correction of the H1069Q mutation in vitro and in vivo. In a partially humanized homozygous H1069Q mouse model, Prime Editing achieved greater than 80% correction of hepatocytes at clinically relevant doses. Importantly, copper-64 PET imaging showed restoration of physiological copper distribution, including normalization of hepatic copper metabolism by eight weeks post-treatment and increased fecal copper excretion consistent with wild-type animals. Histological and biochemical analyses confirmed reductions in hepatic copper concentrations, and no off-target edits were detected in initial assessments.
Regulatory and Clinical Development Plans
We plan to submit an IND/CTA for PM577 in 1H 2026. The planned Phase 1/2 clinical trial is expected to enroll adult patients with H1069Q-variant Wilson Disease who are maintained on standard-of-care therapies at baseline. Consistent with regulatory precedent in metabolic liver diseases, primary endpoints will focus on safety and tolerability, with secondary endpoints including changes in ceruloplasmin, serum copper, urinary copper, and imaging-based assessment of copper distribution. We expect to obtain initial clinical data in 2027, subject to regulatory clearance and trial execution.

Follow-on Wilson Editors (R778L and other variants)
Variant Background and Prevalence
In addition to H1069Q, multiple ATP7B mutations contribute to Wilson Disease pathogenicity. The R778L variant is particularly prevalent in Asian populations, accounting for up to 35% of individuals with Wilson Disease in Japan and representing up to 10% of cases in the United States. Similar to H1069Q, these variants impair ATP7B trafficking and copper transport, leading to progressive hepatic and neurological disease.
Modular Development Approach
Our follow-on Wilson Disease candidates are designed to correct R778 variants using the same LNP and editor architecture as PM577, with only the pegRNA template varied. This modular design has enabled us to identify multiple editors capable of achieving >90% correction of R778L in fully humanized mouse models, supported by modular editor-component screening and guide-RNA optimization.
Umbrella-IND Implications
Given the shared delivery system, editor backbone, and manufacturing processes across H1069Q and R778 programs, we are evaluating an umbrella-IND strategy that could allow multiple ATP7B-targeting candidates to be advanced under a single regulatory framework. This approach, if aligned with regulatory feedback, could streamline development and reduce incremental toxicology and CMC requirements for follow-on editors. The modularity of our Prime Editing platform, including guide swapping and standardized LNP formulations, underpins this potential regulatory efficiency.
PM647 for AATD
Disease Background and Unmet Need
AATD is a genetic disorder caused by mutations in the SERPINA1 gene, resulting in production of misfolded Z-AAT protein (PiZZ genotype) that accumulates in the liver and leads to hepatocellular injury, cirrhosis, and increased risk of hepatocellular carcinoma. AATD also causes progressive lung disease due to insufficient circulating AAT. In the United States, approximately 100,000 individuals – many of whom are undiagnosed - have AATD, with PiZZ patients representing the most severe form. Currently available treatments primarily address pulmonary manifestations and do not correct the underlying hepatic pathology. Liver transplantation is the only curative option for advanced disease.
Prime Medicine’s Therapeutic Approach
PM647 is designed to correct the Z-AAT mutation in hepatocytes via in vivo Prime Editing delivered with our universal liver-targeted LNP. By rewriting the disease-causing E342K substitution to restore wild-type M-AAT protein sequence, PM647 aims to reduce accumulation of toxic Z-AAT polymers in hepatocytes and reestablish systemic AAT levels. The biology of AATD, including the relationship between genotype and hepatic burden, makes it an attractive candidate for precise allele correction. Importantly, we believe that Prime Editing offers a potential best-in-class approach given the lack of bystander edits, off-target editing profile and ability for patients’ normal physiology to modulate AAT levels under native transcriptional control – which is critical for protection of the lung from acute inflammatory insults, such as viral infection.
Key Preclinical Data
In preclinical in vivo studies, PM647 demonstrated efficient and dose-dependent correction of the disease-causing mutations in SERPINA1 in hepatocytes, resulting in near complete restoration of wild-type M-AAT protein expression at clinically relevant dose levels. This correction translated into robust production of corrected M-AAT protein, with M-AAT representing the majority of total human AAT isoforms detected in treated animals. Consistent with these findings, circulating serum M-AAT concentrations increased into or above the normal human reference range following PM647 administration, while untreated control animals showed no detectable M-AAT protein. We believe these data support a direct relationship between in vivo Prime Editing–mediated correction, restoration of wild-type protein expression, and systemic exposure to functional AAT at levels associated with clinical relevance.
Regulatory and Clinical Development Plans
We expect to submit an IND/CTA for PM647 in mid-2026 with initial clinical data anticipated in 2027.
Cystic Fibrosis Program
Disease Background and Genetic Heterogeneity
CF is caused by mutations in the CFTR gene, which impair chloride transport and lead to progressive pulmonary, gastrointestinal, and pancreatic disease. More than 2,000 CFTR variants have been identified, with a subset of mutational clusters accounting for the majority of clinical cases. While small-molecule modulators have transformed CF care, a substantial portion of patients either cannot tolerate modulators or harbor mutations that are not responsive to current therapies. We believe gene editing approaches hold the potential to restore CFTR function at the genomic level.
Prime Editing Approach for CF
We are evaluating Prime Editing strategies to correct CFTR mutations through in vivo delivery to airway epithelial cells focusing on direct delivery to the airway. To enable delivery to the lung, we are assessing both LNP and AAV delivery modalities in parallel. Our early research initially focuses on mutation clusters where Prime Editing may restore full-length CFTR function.
Development Stage
The program is currently in the lead optimization phase. Key activities include identification of mutation-specific editing strategies, optimization of editor variants for airway tissue, and characterization of delivery performance in epithelial models. We expect to progress toward IND-enabling activities following completion of preclinical proof-of-concept studies, with initial candidates anticipated to leverage platform learnings from our liver-directed programs.
Our License and Collaboration Agreements
Research Collaboration and License Agreement with BMS
In September 2024, we entered into a research collaboration and license agreement, or the BMS Collaboration Agreement, with Juno Therapeutics, Inc., a wholly owned subsidiary of BMS, or Juno.
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
Cystic Fibrosis Foundation
2024 Agreement
In January 2024, we entered into an agreement with CFF, or the 2024 CFF Agreement, under which CFF agreed to provide up to $15.0 million, payable in multiple tranches, to support the development of Prime Editors for the treatment of CF. We are obligated to return any of the funding not used in development of the program covered by the 2024 CFF Agreement.
In return, we have agreed to pay to CFF royalties on future sales of any products covered under the 2024 CFF Agreement, to be determined based on the aggregate annual net sales of products and net amount of funding received by us. In addition, in the event of a sale, license or transfer to a third-party of rights in the technology developed under the 2024 CFF Agreement, or a change of control transaction, we will pay a percentage of the proceeds received to CFF, up to 2.5 times the net funding received.
2025 Agreement
In July 2025, we entered into an agreement with CFF, or the 2025 CFF Agreement and together with the 2024 CFF Agreement, the CFF Agreements, under which CFF agreed to provide up to $24.0 million in additional funding to accelerate the development of Prime Editors designed to permanently correct CF-related lung disease. The $24.0 million funding includes two equal tranches, subject to certain closing conditions and scientific milestones. The first tranche included a $6.0 million cash funding, or Royalty Funding, and a $6.0 million equity investment in our company. Any proceeds under the second tranche are payable subject to achieving specific milestones which have not been achieved to date. We are obligated to return any of the Royalty Funding not used in development of the program covered by the 2025 CFF Agreement.
In return, we have agreed to pay to CFF royalties on future sales of any products covered under the 2025 CFF Agreement, to be determined based on the aggregate annual net sales of products and net amount of Royalty Funding received by us. In addition, in the event of a sale, license or transfer to a third-party of rights in the technology developed under the 2025 CFF Agreement, or a change of control transaction, we will pay a percentage of the proceeds received to CFF, up to 2.5 times the net Royalty Funding received.
CFF’s additional investment builds on initial funding received under the 2024 CFF Agreement.
License agreements with Broad Institute
In September 2019, we entered into a license agreement with Broad Institute, or the Broad License Agreement, and in May 2020, February 2021, December 2022, September 2024, and September 2025 we entered into amendments to that Broad License Agreement. Under the Broad License Agreement, Broad Institute grants to us certain rights and licenses under certain patent rights it owns or controls related to editing of DNA sequences using a Prime Editor. Certain of the licensed patent rights are co-owned by Broad Institute with the Massachusetts Institute of Technology, or MIT, and Harvard University, or Harvard, and certain are co-owned by Broad Institute with Harvard. In December 2022, following the timely exercise of an option under an existing option agreement with Broad Institute we entered into a second license agreement with Broad Institute, or the 2022 Broad License Agreement. Under the 2022 Broad License Agreement, Broad Institute grants to us certain rights and licenses under certain patent rights it owns or controls related to MMR inhibition and prime editing improvements. The licensed patent rights are co-owned by Broad Institute with Harvard, The Trustees of Princeton University, or Princeton, and The Regents of the University of California, or University of California.
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
All of the above license grants specifically exclude human germline modification, the stimulation of biased inheritance of particular genes or traits within a plant or animal population, and certain modifications of the tobacco plant, and are subject to certain retained rights of Broad Institute, MIT and Harvard and the U.S. federal government. Broad Institute also retains certain rights for itself, MIT and Harvard and for other non-for-profit research organizations and government agencies to practice the licensed patent rights for research, teaching, educational and scholarly purposes. In addition, because an employee of the Howard Hughes Medical Institute, or HHMI, was an inventor on certain of the licensed patent rights, the licenses granted to us with respect to such patent rights are subject to a non-exclusive, irrevocable, worldwide license to HHMI to exercise any such patent rights for research purposes.
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

Amendment No. 4 and Amendment No. 5 to The Broad License Agreement
In September 2025, we entered into a Fourth Amendment to License Agreement, or the Fourth Amendment, and Fifth Amendment to License Agreement, or the Fifth Amendment and, together with the Fourth Amendment, the 2025 Amendments, with Broad Institute, which amended the Broad License Agreement, to, among other things, modify certain licensed patent applications listed therein. Except as expressly stated in the 2025 Amendments, all other terms and provisions of the Broad License Agreement shall remain in full force and effect.
Side Letter No. 2 to The Broad Institute License Agreement
In connection with the 2025 Amendments, we also entered into a second letter agreement, or the Second Letter Agreement, with Broad Institute in September 2025, which amends the Broad License Agreement. The Second Letter Agreement, among other things, modifies certain development milestones and related payment obligations under the BMS Collaboration Agreement. Except as expressly stated in the Second Letter Agreement, all other terms and provisions of the Broad License Agreement shall remain in full force and effect.
Side Letter No. 1 to The Broad License Agreement
In connection with the BMS Collaboration Agreement, we entered into a Letter Agreement, or the First Letter Agreement, with Broad Institute in September 2024, which amends the Broad License Agreement to modify certain of our obligations and rights of Broad Institute in relation to the BMS Collaboration Agreement as a sublicense under the Broad License Agreement. The First Letter Agreement, among other things, modifies the royalty and certain commercial milestones that we are obligated to pay to Broad Institute on net sales of products under the BMS Collaboration Agreement.
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
Collaboration and License Agreement with Beam
In September 2019, we entered into a collaboration and license agreement, which we refer to as the Beam Collaboration Agreement, with Beam. One of our founders, David Liu, is also a founder of Beam.
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
To achieve our vision, and in addition to independently discovering, developing, and commercializing Prime Editing products, we will seek to selectively enter strategic collaborations to maximize the potential of the Prime Editing platform, such as our Beam Collaboration Agreement and BMS Collaboration Agreement. Such collaborations may also facilitate our entry into additional therapeutic or geographic areas by leveraging the established capabilities of our partners as well as by funding the development of new Prime Editing platform or corporate capabilities which we can then utilize for additional Prime Medicine products outside such partnerships. In certain cases, we may use partnerships to create value in areas which we may not intend to enter ourselves in the near term. In our collaborations, we may cooperatively develop and commercialize products with our partners, have options to do so, or out-license products for development and commercialization by our partners. In each case, we expect to receive value in the form of upfront payments and milestones which will provide us with additional capital in the nearer term as well as royalties and where applicable, profit sharing, to participate in the value created through commercializing Prime Editing products.
We may also seek to access or develop enabling technologies or specific capabilities through licenses or partnerships, such as the CFF Agreements. We will evaluate partnerships with various types of entities, including academia, corporations, and foundations, and these potential collaborations may vary in both structure and scope. Technologies that may enable the application of Prime Editing may include viral and non-viral delivery modalities, manufacturing, and technologies that may be synergistic with Prime Editing or Prime Editing products.
Competition
The development of genetic medicines is highly competitive and rapidly evolving, with multiple companies pursuing therapeutic approaches across gene editing, RNA-based therapies, and gene replacement modalities. Several companies, including CRISPR Therapeutics, Editas Medicine, Intellia Therapeutics, and Caribou Biosciences, among others, are advancing CRISPR nuclease–based genome editing technologies, which introduce double-stranded DNA breaks to disrupt, delete, or modify target genes. These approaches have demonstrated clinical activity in certain settings, particularly ex vivo hematologic applications. However, they rely on endogenous DNA repair pathways that can result in heterogeneous editing outcomes, including insertions, deletions, and structural variants. Other companies, including Beam and Verve Therapeutics, recently acquired by Eli Lilly and Company, are developing base editing technologies that enable targeted single-nucleotide transitions without double-stranded breaks. However, base editors are generally limited to specific substitution types and may introduce bystander edits within the editing window. In contrast, Prime Editing is designed to enable precise rewriting of DNA sequences, including transversions, small insertions and deletions, and multi-base edits, while avoiding double-stranded DNA breaks.
Other companies, including Tessera Therapeutics, CRISPR Therapeutics, Metagenomi Therapeutics, Scribe Therapeutics and Arbor Biotechnologies, among others, are developing proprietary genome editing or gene writing technologies that may also enable precise genomic modifications without reliance on double-stranded DNA breaks, and which could compete with Prime Editing across overlapping therapeutic indications.
In addition to genome editing approaches, companies including Ionis Pharmaceuticals, Alnylam Pharmaceuticals, Sarepta Therapeutics, Wave Life Sciences, and Moderna are developing RNA-based therapies, including antisense oligonucleotides, small interfering RNAs, messenger RNA therapies, and RNA editing technologies. These modalities typically do not alter genomic DNA and may require chronic or repeated administration to maintain therapeutic effect. Gene replacement therapies, most commonly delivered via adeno-associated viral vectors and being developed by companies such as Ultragenyx, Genetix Biotherapeutics, 4D Molecular Therapeutics, and others, seek to introduce functional copies of genes but may be limited by vector payload constraints, durability of expression, immunogenicity, and challenges associated with redosing. For diseases such as AATD and CF, multiple companies including Vertex Pharmaceuticals, Arrowhead Pharmaceuticals, and others are pursuing combinations of gene editing, RNA-based suppression or augmentation, and gene therapy approaches. Competition may also arise from existing and emerging small-molecule therapies, supportive care regimens, or future technologies that are currently unknown. We believe that the precision, versatility, and modularity of Prime Editing represent potential differentiating attributes, but the ultimate competitive position of our programs will depend on several factors such as clinical outcomes, regulatory considerations, manufacturing scalability, and commercial execution.
Manufacturing
We currently have no commercial manufacturing capabilities. For our initial wave of clinical programs, we have established a robust manufacturing supply chain network for making our clinical candidates using current good manufacturing practices, or cGMP. This includes both qualified third-party contract manufacturing organizations and contract testing organizations with relevant manufacturing and/or testing experience in genetic medicines, as well as in-house cGMP manufacturing and testing capabilities for some core technologies to produce early-stage clinical genetic medicine supplies. At the appropriate time in the product development process, we will determine whether to establish in-house cGMP manufacturing capabilities for some core technologies or continue to rely on third parties for manufacturing and/or testing commercial products that we may successfully develop.
Intellectual Property
Overview
We achieved many major milestones in 2025, including the issuance of two in-licensed U.S. patents, the allowance of an additional three in-licensed U.S. patent applications, the issuance of eight ex-U.S. patents, and the allowance of another seven ex-U.S. patent applications. As of February 27, 2026, we hold 10 in-licensed U.S. patents or allowed patent applications and 20 in-licensed ex-U.S. patents or allowed patent applications, all of which cover Prime Editing methods and its components and systems. Our success depends in large part on our ability to obtain and maintain additional intellectual property protection for our platform technology, our programs and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets and other confidential or proprietary information and operate without infringing, misappropriating or otherwise violating any intellectual property rights of others. We seek to protect our proprietary position by, among other things, exclusively licensing U.S. and certain foreign patent applications and issued patents and filing patent applications related to our platform technology, existing and planned programs and improvements that are important to the development of our business, where patent protection is available. While we in-license 30 issued patents or allowed applications, we do not currently own any issued patents in any jurisdiction covering our Prime Editing technology or product candidates. For information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related To Our Intellectual Property.”
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
Owned Patents
As of February 27, 2026, we owned approximately eight pending U.S. provisional patent applications, seven pending PCT applications, 29 pending U.S. non-provisional patent applications and 99 pending ex-U.S. patent applications. Patent applications have been filed outside of the United States in the European Patent Office, Japan, China, and certain other foreign jurisdictions. Our owned patent applications are generally related to our Prime Editing technology, including claims to modified pegRNAs; Prime Editors with enhanced activities or properties (e.g., improved Prime Editing efficiency or smaller Prime Editors) and methods of using such Prime Editors and pegRNAs; program-specific pegRNAs directed to targeting and correcting specific mutations and methods of using such pegRNAs therapeutically; PASSIGE systems including Prime Editors and integrases or recombinases, and methods of using PASSIGE; off-target testing methods; methods for synthesizing pegRNAs; novel lipids and LNPs for delivery of Prime Editors; and compositions of matter covering officially declared drug candidates. The provisional patent applications are not eligible to become issued patents until, among other things, we file non-provisional patent applications within 12 months of filing one or more of our related provisional patent applications. Any U.S. non-provisional patent applications timely filed based on any of these U.S. provisional patent applications, if issued, and if the appropriate maintenance or annuity fees are paid, are expected to expire as early as 2047, excluding any additional term for patent term adjustments or patent term extensions or similar provisions in foreign jurisdictions. Our current owned U.S. non-provisional and PCT patent applications, if issued and if the appropriate maintenance or annuity fees are paid, are expected to expire as early as 2042, excluding any additional term for patent term adjustments or patent term extensions or similar provisions in foreign jurisdictions.
In-licensed Patents
As of February 27, 2026, we have in-licensed 10 issued U.S. patents or allowed U.S. patent applications, 20 granted ex-U.S. patents or allowed ex-U.S. patent applications, approximately eight pending U.S. non-provisional patent applications, and 90 pending ex-U.S. patent applications, in each case, related to Prime Editing, from Broad Institute. Patent applications have been filed outside of the United States in the European Patent Office, Japan, China, and certain other foreign jurisdictions. The issued patents and patent applications from our in-licensed portfolio for Prime Editing are generally related to Prime Editors, pegRNAs, Prime Editing complexes and systems; compositions including the Prime Editors, pegRNAs and Prime Editing complexes as a component; methods of using such Prime Editors, pegRNAs and Prime Editing complexes and systems, including methods for therapeutic indications; pegRNAs that target and correct therapeutically relevant DNA sequences; program-specific pegRNAs directed to targeting and correcting specific mutations; systems comprising Prime Editors and integrases or recombinases for use in PASSIGE; and delivery modalities for Prime Editing systems, including the use of AAV, in a split AAV system for viral delivery of a Prime Editor. The in-licensed issued patents and patent applications cover various aspects related to the Prime Editing platform technology, including Prime Editors that employ Cas domains, such as Cas9 nickases and DNA polymerase domains, such as RT domains. The exclusive in-licensed patents and patent applications also cover dual-flap Prime Editing technology, including dual-flap Prime Editing compositions and methods of using such technology for therapeutic indications, and engineered pegRNAs, including compositions and methods comprising such pegRNAs. Our current in-licensed U.S. and foreign patents and patent applications, if issued and if the appropriate maintenance or annuity fees are paid, are expected to expire as early as 2040, excluding any additional term for patent term adjustments or patent term extensions or similar provisions in foreign jurisdictions.

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
Following commencement of a clinical trial, the FDA may also place a full or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical investigation conducted under the IND. No more than 30 days after imposition of a full or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a full or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notification of noncompliance, civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.
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
In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules are subject to oversight of institutional biosafety committees, or IBCs, as set forth in the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding for recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Regulatory requirements governing the development of gene therapy products have also changed frequently and may continue to change in the future.
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
Both the FDA and the EMA provide expedited pathways for the development of drug product candidates for treatment of rare diseases, particularly life-threatening diseases with high unmet medical need. Such drug product candidates may be eligible to proceed to registration following a single clinical trial in a limited patient population, sometimes referred to as a Phase 1/2 trial, but which may be deemed a pivotal or registrational trial following review of the trial’s design and primary endpoints by the applicable regulatory agencies. Determination of the requirements to be deemed a pivotal or registrational trial is subject to the applicable regulatory authority’s scientific judgment and these requirements may differ in the U.S. and the European Union, or EU.
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

Rare Pediatric Disease Designation and Priority Review Vouchers
Under the FD&C Act, the FDA incentivizes the development of drugs and biological products that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biological product for such disease or condition will be received from sales in the United States of such drug or biological product. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biological product application after the date of approval of the rare pediatric disease drug or biological product, referred to as a PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2029.
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
U.S. Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of any FDA approval of the use of our product candidates, some U.S. patents that may issue from our pending patent applications may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended, and a patent can only be extended once and only for a single product. The U.S. Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of the patents that may issue from our pending patent applications, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. However, there can be no assurance that our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future.

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
EU Clinical Trials Regulation
In April 2014, the EU adopted the Clinical Trials Regulation, (EU) No 536/2014, which replaced the previous Clinical Trials Directive 2001/20/EC on 31 January 2022. The Clinical Trials Regulation is directly applicable in all EU Member States meaning no national implementing legislation in each EU Member State is required. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials.
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
Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

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
Data and Marketing Exclusivity
The EU also provides opportunities for market exclusivity. Upon receiving marketing authorization in the EU, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials. There is, however, no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product, and products may therefore not qualify for data exclusivity.
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
Products with an orphan designation in the EU can receive 10 years of market exclusivity, during which time, subject to limited exceptions, no “similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU where an agreed pediatric investigation plan for pediatric studies has been complied with. No extension to any supplementary protection certificate, or SPC, can be granted on the basis of pediatric studies for products with an orphan designation.
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
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage product development in areas of unmet medical need and accelerated assessment of products representing substantial innovation, where the MAA will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Applicants will typically be at the exploratory clinical trial phase of development and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address, to a significant extent, an unmet medical need. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies if the applicant has compelling non-clinical data and tolerability data from initial clinical trials of the product. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements and the opportunity for accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the CHMP or CAT are appointed early in the PRIME scheme, facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
Reform of the Regulatory Framework in the EU
The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.
Regulatory Framework in the United Kingdom
Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK. As a result of the Northern Ireland protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, Great Britain, or GB) for a period following Brexit, which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the Windsor Framework came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. The MHRA is responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland). A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a "UK Only" label, indicating they are not for sale in the EU. Although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization. There is no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation with the corresponding marketing authorization application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 22, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100 percent of a drug’s average manufacturer price, for single source and innovator multiple source drugs. Such laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
In August 2022, the Inflation Reduction Act, or the IRA, was signed into law. The IRA includes several provisions that will affect our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, or the OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general is not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.
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
On December 19, 2025, CMS released two proposed rules that would incorporate most‑favored nation, or MFN, pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model, or GLOBE, for Medicare Part B, would require manufacturers of specified single‑source drugs and sole‑source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs, or GUARD, model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole‑source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five‑year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid, or GENEROUS, Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.
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
Employees and Human Capital Resources
As of December 31, 2025, we had 146 full-time employees, of whom 63 have M.D. or Ph.D. degrees. Within our workforce, 119 employees are engaged in research and development and 27 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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

Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website located at www.primemedicine.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. These reports are also available at the SEC’s website at www.sec.gov.
Our Code of Business Conduct and Ethics is posted on our website located at investors.primemedicine.com/corporate-governance/documents-charters. A copy of our Corporate Governance Guidelines, and the charters of the audit committee, compensation committee, and nominating and corporate governance committee are posted on our website, www.primemedicine.com, under the heading “Investors—Corporate Governance” and are available in print to any person who requests copies by contacting us by calling (617) 465-0013 or by writing to Prime Medicine, Inc., 60 First Street, Cambridge, Massachusetts 02141.

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
Since inception, we have incurred significant operating losses. Our net loss was $201.1 million and $195.9 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $888.4 million. To date, we have financed our operations primarily through proceeds from sales of preferred stock and from our public offerings, including our initial public offering, or IPO, and through payments from our collaboration partners. Substantially all of our losses have resulted from expenses incurred in connection with our research and development and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We anticipate that our expenses will increase substantially if and as we:
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
•hire additional personnel to support our strategic priorities;
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
Based on our existing cash, cash equivalents, short-term investments, and related party short-term investments as of December 31, 2025, our current and forecasted level of operations and our forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We plan to provide for our capital requirements through financing or other transactions, and selling shares of our common stock under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because our existing cash, cash equivalents, and investments will not be sufficient to fund our operations for more than one year from the date of issuance of the consolidated financial statements appearing in this Annual Report on Form 10-K, we have determined that there is substantial doubt regarding our ability to continue as a going concern.
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
We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate preclinical studies and clinical trials of, and seek marketing approval for, product candidates. Because we have limited financial and managerial resources, we have prioritized our research programs and lead optimization efforts in specific indications among many potential options. Specifically, our current areas of focus are hematology, immunology and oncology, liver, and lung indications. As a result of this prioritization, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater clinical or commercial potential and we may need to reprioritize our focus in the future. For example, in September 2024 and May 2025, we strategically focused our portfolio to a set of high value programs in our current areas of focus referenced above, and are identifying opportunities to advance our other programs, including those for neurological diseases, cell therapy, ocular diseases and hearing loss, in partnership or through internal efforts in the future. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable therapies.
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
As of December 31, 2025, our cash, cash equivalents, and investments were $177.7 million, excluding restricted cash, or $191.4 million, including restricted cash. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including those discussed in the risk factor entitled “We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, collaborations, strategic partnerships and alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends and possibly other restrictions. In addition, if we raise funds through additional license and collaboration agreements, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates we may develop, or we may have to grant licenses on terms that may not be favorable to us.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
We are an early-stage company. We were founded in September 2019 and commenced operations in July 2020. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying and advancing preclinical testing of current and future product candidates, and running our Phase 1/2 clinical trial of PM359. All of our current programs are in the research or preclinical stage of development and their risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale therapy, arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes about 10 to 15 years to develop a new therapy from the time it is discovered to when it is available for treating patients.
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
Adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, changing interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, changes in or the disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. policies or regulatory environment, or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies.
Moreover, there can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. For example, on December 18, 2025, the U.S. enacted the BIOSECURE Act, which prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract. It also prohibits loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. The BIOSECURE Act does not identify any specific companies as “biotechnology companies of concern” but treats any company on the Department of Defense 1260H list of “Chinese military companies” as a “biotechnology company of concern.” By December 18, 2026, the Director of the Office of Management, or OMB, and Budget will publish a full list of “biotechnology companies of concern” based on recommendations from key federal Secretaries and Directors, including Defense, Justice, HHS, Commerce, National Intelligence, Homeland Security, State, and National Cyber. The Director of OMB will thereafter review and update that list at least annually, based on recommendations from those key federal Secretaries and Directors. Although there is a five-year safe harbor for existing contracts with companies later designated as “biotechnology companies of concern,” the safe harbor is unavailable for existing contracts with companies named on the 1260H list as of December 18, 2025. As a result of this legislation, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects. We continue to assess the impact of the legislation and its potential impacts on our contractual relationships. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.
A severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shutdown through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. We are early in our development efforts and are focused on identifying and advancing our current targeted disease indications to IND-enabling studies and towards initiating clinical trials. We are also continuing to engage in regulatory interactions with the FDA based on the current data set from our Phase 1/2 clinical trial for PM359 for the treatment of CGD. Although we believe we can demonstrate many of the key advantages of Prime Editing, because we are early in our development efforts, we are not yet certain of the results we may achieve, which may be important for registration and commercialization of our products. Such uncertainties include but are not limited to the actual size of the set of pathogenic mutations we can address, the level of editing efficiency we can produce, the degree of unwanted byproducts we may encounter, and our ability to achieve editing success in a single administration or the permanence of our edits. One particular form of Prime Editing that uses recombinases to insert targeted “gene-sized” DNA into the genome, is in an earlier stage of research and development than our CGD, AATD, and Wilson Disease programs. We believe this promising form of Prime Editing needs more than one source of DNA as a template and may deliver with less efficacy.
All of our current product development programs are still in the research or preclinical stage of development. PM359, for which we commenced a Phase 1/2 clinical trial in 2024, was deprioritized in May 2025, though we continue to engage in regulatory interactions with the FDA based on the current data set from the clinical trial. Our research methodology may be unsuccessful in identifying other product candidates, our product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable, or unlikely to receive marketing approval. We may experience delays in conducting or completing preclinical studies due to supply chain interruptions that could lead to shortages in materials or animals required for such studies. For example, it has been reported that there is a shortage of non-human primates for biomedical research, which are used in preclinical studies. We have not achieved preclinical proof of concept for many of our programs. Our proposed in-vivo delivery methods with current or future product candidates have never been evaluated in human clinical trials. Moreover, we are not aware of any clinical trials involving Prime Editing technology. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of any product candidates we may develop, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.
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
To date, we have focused our efforts on our Prime Editing platform. However, there are numerous other companies advancing gene editing and gene therapy product candidates that are in preclinical or clinical development. Some of these other companies have previously undertaken research and development of gene editing technologies using clustered regularly interspaced short palindromic repeats, or CRISPR, or other forms such as base editing, zinc finger nucleases, or ZFNs, engineered meganucleases and transcription activator-like effector nucleases, or TALENs, but to date none has obtained marketing approval for a product candidate. There can be no certainty that Prime Editing technology will lead to the development of gene editing therapies or that other gene editing technologies will not be considered better or more attractive for the development of therapies. For example, transposons, or “jumping genes,” can insert themselves into different places in the genome and carry specific DNA sequences to specific sites without the need for making double-stranded breaks in DNA, although such methods currently cannot target specific locations. Multiple companies are also developing alternative gene editing technologies, including Tessera Therapeutics, which states it is pioneering Gene Writing™, a new genome engineering technology that writes therapeutic messages into the genome to treat diseases at their source; Metagenomi, which states it is using metagenomics – the study of genetic material recovered from organisms found in the world’s natural microbial environments – and machine learning to discover novel genome editing systems for therapeutics development; Arbor Biotechnologies, which states it is developing genetic medicines through the discovery of programmable DNA editors to enable curative outcomes for patients; and nChroma Bio, Inc. and Moonwalk Biosciences, both of which are focused on epigenetic editing to treat disease. In addition, Beam is developing novel base editing technology. We have entered into a collaboration and license agreement with Beam, under which we grant Beam certain exclusive and non-exclusive rights in our Prime Editing technology in certain fields. Our license grant to Beam does not cover all fields and applications of Prime Editing and we retain the majority of rights to use the licensed Prime Editing technology outside of the fields licensed to Beam. It is possible that base editing or other gene editing technology developed by Beam will be competitive with our business, and it is also possible that such editing technology may be considered more attractive than Prime Editing. Therefore, Beam may develop competing products using such technology. For more information regarding our agreement with Beam, see “Business—Our License and Collaboration Agreements—Strategic relationship with Beam.”
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
Any favorable results from our clinical trials, including the results from our Phase 1/2 clinical trial of PM359, may not be predictive of results that may be observed in later clinical trials or, in the case of our preclinical product candidates, in later preclinical studies. If our current or potential product candidates, our Prime Editing technology or the delivery modes we rely on to administer them lack efficacy or cause serious adverse events, undesirable side effects or unexpected characteristics, such results could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
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
Any favorable results we may have from our clinical trials, including the results from our Phase 1/2 clinical trial of PM359, may not be predictive of results that may be observed in later clinical trials, or in the case of our preclinical product candidates, in later preclinical studies. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Many product candidates that initially showed promise in early stage testing for treating a variety of diseases have later been found to lack efficacy or to cause side effects that prevented further clinical development of the product candidates.
Moreover, there have been only a very limited number of clinical trials involving the use of any gene editing technologies and, aside from our Phase 1/2 trial of PM359, none involving gene editing technology similar to our Prime Editing technology. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the gene therapy field, there have been several significant adverse events from gene therapy treatments in the past, including both the impact of the technology for editing, as well as the delivery methods used to convey the gene editing technology. These include a variety of safety concerns, including reported cases of leukemia, other cancers, significant morbidities and death. There can be no assurance that gene editing technologies such as our Prime Editing technology or the delivery methods we plan to use will not cause such undesirable side effects.
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

Additionally, a significant risk in any gene editing product candidate is that “off-target” edits, or edits far from the intended site of gene editing, or unintended consequences of on- and off-target editing may occur, which could cause serious adverse events, undesirable side effects or unexpected characteristics. One major causative factor leading to “off target” edits is the formation of double-strand breaks during gene editing. If double-strand breaks were to occur, they can also lead to decreased cell viability in edited cells, and an increase in large deletions or structural rearrangements of DNA, chromosomal translocations or joining of one chromosome to another. In certain uses of Prime Editing, such as the use of dual flaps methods, or in some cases of use of nick-guide RNAs, more than one edit occurs along the target site, and it is possible that the use of these variations of Prime Editing could result in adverse effects similar to those observed with double-strand breaks. It is possible that we will detect such off-target edits or other unintended consequences of on- or off-target edits in our current or future product candidates. Our clinical and preclinical information for our current or future product candidates is limited, and we cannot be certain that Prime Editing with any product candidates we may develop will not cause rare double-strand breaks or that off-target editing or other unintended consequences of on- or off-target editing will not occur and cause serious adverse events in any of our future clinical trials. Furthermore, the lack of observed serious side effects in our Phase 1/2 clinical trial or any preclinical studies to date does not guarantee that such side effects will not occur in later human clinical trials of any product candidates we may develop, which would adversely impact our product development programs and business.
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
Within our hematology, immunology and oncology area of focus, we are developing next generation CAR T-cell product(s) for autoimmune or oncology indication(s). While we believe our potential CAR T-cell product is differentiated from current products, our approach uses PASSIGE technology, which requires the use of a recombinase enzyme and Prime Editing. The use of recombinase enzymes in a human therapeutic is new, and has the potential to result in off-target insertions in the genome. In 2024, the FDA placed black box warnings on all CAR T-cell products based on their oncological risks, including secondary T-cell malignancies, caused by integrating vectors such as lentiviral or retroviral vectors. We cannot be sure that our approach will not result in adverse events or be subject to future black box warnings. Although we and others have demonstrated the ability to engineer gene editors which are designed to improve the specificity of their edits in a laboratory setting, we cannot be sure that our engineering efforts will be effective in any product candidates that we may develop. For example, we might not be able to engineer an editor to make the desired change, could diminish the effectiveness of an edit that we make or lead to adverse effects. Some Prime Editing approaches, such as those that use mismatch repair, or MMR, inhibition, may potentially also lead to adverse effects.
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

Many of these types of side effects have been seen for legacy LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in future clinical trials and would result in significant delays in our programs. If the LNPs we use demonstrate similar side effects or other adverse events, we may be unable to get IND/CTA clearance to begin clinical development or may be required to halt or delay further clinical development of any of our current or future product candidates.
We may use AAVs, which is a relatively new approach for disease treatment. AAV vectors have known side effects and additional risks could develop in the future. In past clinical trials that were conducted by others with AAV vectors, several significant side effects were caused by gene therapy treatments, including, among others, reported cases of neurotoxicity, hepatotoxicity and death. Other potential side effects could include immunologic reactions and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. AAV vectors may also persist in the cell for long periods, potentially permanently, and may result in long-term adverse effects. If the AAV vectors we use demonstrate similar side effects or other adverse events, we may be unable to get IND/CTA clearance to begin clinical development or may be required to halt or delay further clinical development of any of our current or future product candidates. Furthermore, the FDA has stated that non-AAV vectors possess characteristics that may pose high risks of delayed adverse events.
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
There are several companies utilizing Cas9 nuclease technology, including Caribou Biosciences, Inc., Editas Medicine, Inc., CRISPR Therapeutics AG, Intellia Therapeutics, Inc. and Kamau Therapeutics, Inc., among others. Several additional companies such as Sangamo Therapeutics, Inc., Precision BioSciences, Inc. and Genetix Biotherapeutics, Inc. utilize alternative nuclease-based genome editing technologies, including ZFNs, engineered meganucleases and TALENs. Beam is one of a number of companies that utilize base editing technology. In addition, other private companies such as Tessera Therapeutics, Inc. have announced their work in recombinase DNA and RNA gene writers. Other companies have announced intentions to enter the gene editing field, such as Moderna, Inc. and Pfizer Inc. Most recently, new epigenetic editing companies have emerged, such as Moonwalk Biosciences, Inc., nChroma Bio, Inc. and Tune Therapeutics, Inc. In addition, we face competition from companies utilizing gene therapy, oligonucleotides and cell therapy therapeutic approaches. Several companies such as Arbor Biotechnologies, Inc., Scribe Therapeutics Inc., Mammoth Biosciences, Inc. and Metagenomi, Inc. are actively searching for novel genome editing components, have reported the discovery of new DNA-cutting enzymes, and have announced gene editing programs. Other companies are active in LNP delivery technologies and advancing those into therapeutics using genetic therapies, including Recode Therapeutics, Inc., Verve Therapeutics, Inc., recently acquired by Eli Lilly and Company, Generation Bio Co. and Beam, among others.
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
Media attention to individual patients’ expanded access requests has resulted in the introduction and enactment of legislation at the local and national level referred to as “Right to Try” laws, such as the federal Right to Try Act of 2017, which are intended to allow patients access to unapproved therapies earlier than traditional expanded access programs. A possible consequence of both activism and legislation in this area may be the need for us to initiate an unanticipated expanded access program or to make our drug candidates more widely available sooner than anticipated.
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
We are, and expect to continue to be, reliant upon certain patent rights and proprietary technology we have licensed from third parties that may be important or necessary to the development of our Prime Editing technology and product candidates. If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies or we could lose license rights that are important to our business. For instance, we have entered into license and collaboration agreements with Beam and Broad Institute related to the research, development, delivery, manufacturing, and commercialization of Prime Editing technology and certain product candidates we may develop.
Moreover, disputes over intellectual property that we have licensed could prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms. If we are unable to maintain such arrangements, we may be unable to successfully develop or commercialize the affected product candidates. Any termination of, or dispute relating to, our intellectual property licenses could result in the loss of our ability to develop and commercialize product candidates or the loss of other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, we are currently engaged in arbitration proceedings with Beam regarding the Beam Collaboration Agreement. A dispute arose between us and Beam following our March 18, 2025 announcement that we are developing a Prime Editing-based treatment for AATD. On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association, or the AAA, alleging that we have breached the Beam Collaboration Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. On April 18, 2025, we filed an arbitration demand with the AAA seeking a declaration that our AATD program is within our “Field” as defined by the Beam Collaboration Agreement. The arbitrations have been consolidated, and the consolidated proceeding remains ongoing. If the final resolution of the matter is adverse to us, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that we cease work on our AATD program and transfer such program to Beam. Such a relief could have a material adverse effect on our competitive position, business, financial condition, results of operations and growth prospects. For more information regarding our agreement with Beam, see the risk factor entitled “Our rights to develop and commercialize our Prime Editing platform technology and product candidates are subject to the terms and conditions of licenses granted to us by others. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”
Our collaborators or strategic partners could also develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, prevent us from obtaining timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the collaboration efforts, including development, delivery, manufacturing and commercialization of products. Any of these developments could harm our company and product development efforts.
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
Although we designed the clinical trial for PM359 and intend to design the clinical trials for future product candidates, a CRO conducted our clinical trial for PM359, and CROs will conduct some or all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct preclinical studies and future clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Among other reasons that may delay or impact the development of our current and future product candidates, outside parties may:
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
We also relied on third parties to store and distribute drug supplies for our past clinical trial and expect to rely on third parties to do the same for future clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our therapies, producing additional losses and depriving us of potential product revenue.
We contract with third parties for the manufacture of materials for our research programs, and expect to continue to do so for future clinical trials and for any commercialization of product candidates that we may develop. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any therapies that we may develop and commercialize, or that such supply will not be available to us on time or at an acceptable cost.
We have limited internal manufacturing capabilities at the present time. We currently rely on third-party manufacturers to manufacture many of our materials for research, preclinical studies and clinical trials, and expect to continue to do so. We have not yet formulated our plans for commercial supply of any product candidates that we may develop or for which we or our collaborators may in the future obtain marketing approval, but our future decisions may be subject to similar risks to the ones discussed below.
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
In addition, regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, goods, including biologically derived substances, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service provides and Chinese biotech companies for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs, other trade restrictions or the enactment of the BIOSECURE Act or similar legislation. While the BIOSECURE Act is primarily directed at U.S. government procurement and funding and has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries. For instance, if our, our collaborators’, or other third parties’ China-based suppliers or service providers were named as a “biotechnology company of concern,” such designation could have the downstream effect of restricting our ability to enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment involving the use of those Chinese biotechnology companies, as well as supply chain disruptions or delays. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply product candidates or advance our clinical development programs, which could materially and adversely affect our business and future prospects.
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
We do not currently own any issued patents and are heavily reliant upon certain patent rights and proprietary technology we have licensed from third parties that are important or necessary to the development of our Prime Editing technology and product candidates. For example, we are a party to two license agreements with Broad Institute. In September 2019, we entered into a license agreement with Broad Institute, or the Broad License Agreement, and in May 2020, February 2021, December 2022, September 2024, and September 2025, we entered into amendments to such license agreement. In December 2022, we entered into a new license agreement with Broad Institute, or the 2022 Broad License Agreement. Under the amended Broad License Agreement and the 2022 Broad License Agreement, Broad Institute grants us certain rights and licenses under certain patent rights it owns or controls relating to our Prime Editing technology and product candidates. Each license agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. Our licenses are subject to Broad Institute’s inclusive innovation model, pursuant to which Broad Institute retains the right, in certain circumstances, to grant to third parties (other than specified competitors of ours) licenses under the licensed patent rights that would otherwise fall within the scope of the exclusive license granted to us. All gene targets, which are any human genes to which a program is directed, are subject to Broad Institute’s march-in license, which means Broad Institute has the right to terminate our license to gene targets under certain conditions and could make one or more gene targets unavailable to us. However, if we initiate a program for a gene target, in accordance with the terms of each license agreement, we may block a march-in request by making certain showing and by continuing to use commercially reasonable efforts to continue to progress such development. Internally, we determine when a program for a gene target has been initiated by considering factors such as whether a gene target has been identified as the subject of a program, how much time or resources have been dedicated to researching, developing, and/or designing and using reagents for a program, and the amount of preclinical testing in process for such program. If we fail to comply with these or other obligations in our current or future license agreements, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our Prime Editing technology or any other technology or product candidates covered by the intellectual property licensed under this agreement. Our business would be seriously harmed if any current or future licenses terminate, if our licensors fail to abide by the terms of the license, if our licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. If our license agreements terminate, or we experience a reduction or elimination of licensed rights under these agreements, we may have to negotiate new or reinstated licenses with less favorable terms or we may not have sufficient intellectual property rights to operate our business. Moreover, if certain of our license agreements terminate, we may be required to continue to license or assign certain of our intellectual property to the applicable counterparty.

Certain of the patent rights that we license from Broad Institute under the Broad License Agreement are co-owned by Broad Institute with Harvard and certain of the licensed patent rights under the Broad License Agreement are co-owned by Broad Institute, Harvard, and MIT. The patent rights that we license from Broad Institute under the 2022 Broad License Agreement are co-owned by Broad Institute with Harvard, Princeton, and the University of California. In addition, some of the inventors of the licensed patent and patent applications are or were employees of HHMI, which retains certain rights to patents and patent applications invented by their employees. Our rights to our in-licensed patents and patent applications from Broad Institute are dependent, in part, on inter-institutional or other operating agreements between Broad Institute, Harvard, MIT, University of California, Princeton and HHMI. If Broad Institute, Harvard, MIT, University of California, Princeton or HHMI breaches or terminates such inter-institutional or operating agreements, our rights to such in-licensed patents and patent applications may be adversely affected. We have also licensed certain improvements to Prime Editing from Dr. Liu’s laboratory at Broad Institute. For example, Dr. Liu’s laboratory at Broad Institute developed engineered pegRNAs, or epegRNAs, which we have exclusively in-licensed.
Additionally, in September 2019, we established a strategic relationship with Beam, a biotechnology company developing gene editing products using its proprietary base editing technology. Under our license and collaboration agreement with Beam, or the Beam Collaboration Agreement, each party grants to the other certain exclusive and non-exclusive licenses and rights to certain Prime Editing, CRISPR and delivery technologies for use in certain specified fields. Activities performed by Prime and Beam under the Beam Collaboration Agreement may lead to co-owned patents and patent applications.
These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our Prime Editing technology and product candidates in the future. Some licenses granted to us are expressly subject to certain preexisting rights held by the licensors or certain third parties. As a result, we may not be able to prevent third parties from developing and commercializing competitive products in certain territories or fields. For example, the rights granted to us under each license agreement are subject to certain retained rights of, among others, Broad Institute, MIT, Harvard, Princeton, University of California, HHMI and the U.S. federal government, and the rights granted to us under the Beam Collaboration Agreement are subject to certain third party agreements and certain rights retained by third parties. Additionally, each license agreement with Broad Institute provides that our field of use is limited to the field of prevention or treatment of human disease, and most licenses granted to us under each license agreement with Broad Institute are further limited to the prevention or treatment of human disease by editing (including modifying or converting) or targeting DNA ex vivo, in vivo, or through xeno-transplantation methods and includes other specified exclusions. If we determine that rights to additional fields, including the specifically excluded fields, are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from Broad Institute and/or other third parties in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or other third parties the chance to access technology that is important to our business.
We do not control the preparation, filing, prosecution and maintenance of the patents and patent applications covering the technology that we license from Broad Institute or Beam. For example, pursuant to our licenses with Broad Institute and Beam, our licensors retain control of preparation, filing, prosecution and maintenance of their wholly-owned patents and patent applications. We rely on such licensors to determine inventorship and perfect priority of their patent applications. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained and defended in a manner consistent with the best interests of our business. If Broad Institute or Beam fails to prosecute or maintain such patents and patent applications or loses rights to such patents and patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent third parties from making, using and selling competing products. In addition, we do not control all enforcement of the patents and patent applications we license from Broad Institute. It is possible that our licensors’ enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, or may not be conducted in accordance with our best interests.

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
Pursuant to our license agreements with Beam and Broad Institute, we are generally responsible for bringing any actions against any third party for infringing on certain of the patent rights we have licensed from such counterparty, subject to certain conditions. Certain provisions of each license agreement with Broad Institute also require us to meet development thresholds within specified timeframes to maintain the license, including establishing a set timeline for developing and commercializing products, while some provisions of the Beam Collaboration Agreement require us to use commercially reasonable efforts to conduct development activities for collaboration products. In spite of our efforts, Broad Institute, Beam, or any future licensor from whom we may seek to license intellectual property rights might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these licenses agreements are terminated, or if the underlying patent rights fail to provide the intended exclusivity, competitors or other third parties may be able to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our Prime Editing technology or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
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
In addition, the agreements under which we currently license intellectual property rights from Beam and Broad Institute are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise under our existing license agreements or future license agreements into which we may enter could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or broaden what we believe to be the scope of the licensor’s rights to our intellectual property and technology, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, we have exclusively licensed and sublicensed certain of our owned and licensed intellectual property rights to Beam pursuant to the Beam Collaboration Agreement in certain fields. The parties have presented differing contractual interpretations, the resolution of which could expand the field of exclusivity or other rights that we believe were granted to Beam, and therefore narrow what we believe to be our field of exclusivity or rights with respect to such licensed intellectual property rights. For more information, see the risk factor entitled “If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies or we could lose license rights that are important to our business.” Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our Prime Editing technology or other product candidates or we could lose other significant rights, any of which could have a material adverse effect on our business, financial conditions, results of operations and prospects. It is also possible that a third party could be granted limited licenses to some of the same technology, in certain circumstances.
Our in-licensed issued patents and owned and in-licensed patent applications may not provide sufficient protection of our Prime Editing technologies and our future product candidates or result in any competitive advantage.
We have in-licensed 10 issued U.S. patents or allowed U.S. patent applications, 20 granted ex-U.S. patents or allowed ex-U.S. patent applications, and own and have in-licensed a number of patent applications that cover Prime Editing methods and its components and systems. We and our licensors have filed patent applications intended to specifically cover our Prime Editing technology and uses with respect to treatment of particular diseases and conditions. While we in-license 10 issued U.S. patents or allowed U.S. patent applications, we do not currently own any, or in-license any other, issued U.S. patents.
We have 10 in-licensed issued U.S. patents or allowed U.S. patent applications and 20 granted ex-U.S. patents or allowed ex-U.S. patent applications, all of which cover Prime Editing methods and its components and systems. Our owned and in-licensed patent applications contain claims directed to compositions of matter for our Prime Editing product candidates, as well as methods directed to the use of such product candidates for gene therapy treatment. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves.
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our or our licensors’ current and future patents may be challenged in the courts or patent offices in the United States and abroad. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our or our licensors’ patent applications are pending, such patent applications may now or in the future be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in interference or derivation proceedings or equivalent proceedings in foreign jurisdictions. For example, prior art was submitted by one or more third parties with respect to certain of our Patent Cooperation Treaty, or PCT, patent applications as well as in patent applications filed in the European Patent Office in-licensed from Broad Institute directed to Prime Editing. Third parties may challenge the inventorship, priority of invention, validity, enforceability or scope of our in-licensed patents and our or our licensors’ patent applications that successfully issue, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings and litigation. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, limit the duration of the patent protection of our technology and product candidates, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Furthermore, even if they are unchallenged, our patent rights may not adequately protect our intellectual property or prevent others from designing around our platform technology or product candidates. If the breadth or strength of protection provided by our in-licensed patents or patents that may issue from the patent applications we own or in-license with respect to our Prime Editing technology and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.
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
Likewise, our in-licensed issued patents and currently owned and in-licensed patent applications, if issued as patents, directed to our in-licensed and company-owned Prime Editing technologies and our product candidates are expected to expire between 2040 and 2047, without taking into account any possible patent term adjustments or extensions. Our in-licensed issued patents, or owned or in-licensed patent applications, if issued as patents, may expire before, or soon after, our first product candidate achieves marketing approval in the United States or foreign jurisdictions. Additionally, no assurance can be given that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of such patents that may issue from our current owned or in-licensed patent applications, we may lose the right to exclude others from practicing these inventions. The expiration of these patent rights could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.
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
We currently have in-licensed 20 ex-U.S. granted patents or allowed ex-U.S. patent applications that cover Prime Editing components and methods of use. Although we own and have in-licensed numerous ex-U.S. patent applications, we have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on our Prime Editing technologies and product candidates in all countries throughout the world would be prohibitively expensive and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The laws of foreign countries do not protect intellectual property rights to the same extent as federal and state laws of the United States, even in jurisdictions where we or our licensors do pursue patent protection. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, we or our licensors may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our product candidates and patents that may issue from our or our licensors’ pending patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we expect to seek to expand our product candidate pipeline in part by in-licensing additional rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from Beam and Broad Institute in the past, we cannot guarantee that we will be able to in-license or acquire additional rights to any product candidates or technologies from Beam, Broad Institute, or other third parties on acceptable terms or at all. For example, Broad Institute is developing improvements to the Prime Editing technology for which we may find it necessary or useful to obtain a license. In addition, our agreements with Beam and Broad Institute provide that our fields of use exclude particular fields. If we determine that rights to such fields are necessary to commercialize our technology or product candidates or maintain our competitive advantage, we may need to obtain a license from Beam or Broad Institute in order to continue developing, manufacturing or marketing our technology or product candidates. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Additionally, upon our finalization of our product candidates, we may determine that there are third parties who possess technologies related to gene editing or other technologies which we may need to in-license, including intellectual property covering the use of Cas domains and RTs. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or other third parties the chance to access technology that is important to our business.
Furthermore, there has been extensive patenting activity in the field of gene editing. Pharmaceutical companies, biotechnology companies and academic institutions are competing with us or are expected to compete with us in the in the field of gene editing technology and filing patent applications potentially relevant to our business. For example, we are aware of several third-party patents and patent applications that may be construed to cover or be relevant to our Prime Editing and PASSIGE technologies and product candidates. In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes, or other intellectual property rights from third parties that we identify as necessary for product candidates we may develop and our Prime Editing technology. We may also require licenses from third parties for certain additional technologies, including technologies relating to Prime Editing, such as guide RNA modification, target sequences, Cas domains such as Cas9, reverse transcriptases such as Moloney murine leukemia virus reverse transcriptase, as well as delivery technologies for product candidates we may develop. For our PASSIGE technology, we may require additional licenses from third parties for recombinase technologies.
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

Several patents and pending applications with claims directed to foundational aspects of CRISPR-Cas9 gene editing are currently involved in interference proceedings at the USPTO. The Patent Trial and Appeal Board, or PTAB, of the USPTO declared a second interference between 14 pending applications co-owned by the CVC and 13 patents and one pending application co-owned by Broad Institute, MIT, Rockefeller University and Harvard, which we refer to as the Boston Licensing Parties, in 2019 after the first interference between the two parties was terminated in 2018. In February 2022, the PTAB issued a decision in the second interference, granting priority to the patents and pending application co-owned by the Boston Licensing Parties over the pending applications co-owned by the CVC. In September 2022, the CVC appealed the PTAB’s decision, at the U.S. Court of Appeals for the Federal Circuit. On May 12, 2025, the Federal Circuit vacated and remanded the PTAB’s priority determination, ruling that the PTAB applied an incorrect legal standard but declining to decide the substantive priority issue. The PTAB has not yet issued a final decision following the remand. While the second interference was in progress, Toolgen joined the patent dispute and two more interferences were declared in December 2020, between a pending application owned by Toolgen and several pending applications co-owned by the CVC or patents and pending applications co-owned by the Boston Licensing Parties. In June 2021, two additional interferences were declared between patents and applications co-owned by the Boston Licensing Parties or pending applications co-owned by the CVC and pending applications owned by Sigma-Aldrich. The PTAB subsequently suspended the interferences involving Toolgen and Sigma-Aldrich until the Federal Circuit issues a decision in the appeal between the CVC and the Boston Licensing Parties over the PTAB’s decision in the second interference. It is presently unclear who will prevail in these proceedings and own or partially own the patents subject to such interferences. If it is necessary for us to obtain a license to one or more of the patents currently involved in such interference proceedings, such patents may not be available to license on commercially reasonable terms or at all. For example, we are aware that the Boston Licensing Parties and CVC have previously licensed certain of such patents to third parties. Our ability to commercialize our product candidates in the United States and abroad may be adversely affected if we cannot obtain a license on commercially reasonable terms to relevant third-party patents that cover our product candidates or Prime Editing technology.
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
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities, research institutions, or other biotechnology and pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees, consultants, independent contractors or other third parties do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants, independent contractors or other third parties have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Furthermore, any disclosure, either intentional or unintentional, by our employees, consultants or vendors, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Such risk of disclosure can be increased by our use of artificial intelligence, or AI, technologies and can result in misappropriation and other security incidents and breached. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Certain third parties, including our competitors, may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.
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
Risks Related To Regulatory and Other Legal Compliance Matters
The FDA, the EMA and the NIH have demonstrated caution in their regulation of gene therapy treatments, and ethical and legal concerns about gene therapy and genetic testing may result in additional regulations or restrictions on the development and commercialization of any product candidates we may develop, which may be difficult to predict.
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
Regulatory requirements in the United States and in other jurisdictions governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA issued several guidance documents and draft guidance documents on gene therapy products, including on innovative clinical trial designs for gene therapy products in small populations. In January 2024, the FDA finalized its guidance document providing recommendations for human genome editing gene therapy products. In addition to the government regulators, the IBC and IRB of each institution at which we will conduct clinical trials of our current or future product candidates, or a central IRB if appropriate, would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our potential product candidates. Similarly, the EMA governs the development of gene therapies in the European Union and may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of any product candidates we may develop or lead to significant post-approval limitations or restrictions. As we advance our current and future product candidates, we will be required to consult with these regulatory agencies and committees and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our current and future product candidates can be costly and could negatively impact our or our collaborators’ ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.
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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, sampling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, the EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, facility registration and drug listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, applicable product tracking and tracing requirements and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, our manufacturing and testing facilities will be required to undergo pre-license inspections and pre-approval inspections. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.
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
Disruptions at the FDA, the SEC and other U.S. government agencies caused by reductions in staffing, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
Federal agencies in the U.S., including the FDA, the SEC and other comparable regulatory authorities, operate pursuant to annual appropriations and other political and budgetary processes, and may from time to time be subject to continuing resolutions, funding lapses, or other fiscal constraints. The FDA is currently funded through September 30, 2026. Without appropriation of sufficient funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Inadequate funding for the FDA, the SEC, the USPTO and other U.S. government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, availability of personnel and other resources, statutory, regulatory, and policy changes, the FDA’s or other comparable regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result of these factors. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable. For example, the Trump administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA, the SEC, the USPTO and other agencies may also slow the time necessary for biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review investigational new drug submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times, most recently in October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, such as the one that occurred in October 2025, or if global health concerns, funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.
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
Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the ACA, and the ongoing efforts to modify or repeal that legislation. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. Modifications have been implemented under the former Trump administration and additional modifications or repeal may occur. For more information, see “Business – Other Healthcare Laws and Compliance Requirements – Healthcare Reform.”
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
On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the HHS to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs certain executive officials to establish and communicate MFN price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. CMS’s recent proposals stemming from these executive orders, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue.
In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards, or PDAB, and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits, or UPLs, on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.
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
In addition, in the European Union, we may seek to participate in the PRIME scheme for our product candidates. The PRIME scheme is intended to encourage drug development in areas of unmet medical need and accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the European Union. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and the potential for accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our product candidates would be deemed eligible for the PRIME scheme and even if we do participate in the PRIME scheme, where during the course of development a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.
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
We received rare pediatric disease designation from the FDA for PM359 for the treatment of CGD. We may also seek rare pediatric disease designation for some of our other current or future product candidates. Designation of a product candidate as a product for a rare pediatric disease does not guarantee that a marketing application for such product candidate will meet the eligibility criteria for a rare pediatric disease PRV at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act we will need to request a rare pediatric disease PRV in our original marketing application for any potential product candidates for which we have received rare pediatric disease designation. The FDA may determine that a marketing application for any such product candidates, if approved, does not meet the eligibility criteria for a PRV. Congress has extended the PRV program through September 30, 2029.
We may seek designation for our Prime Editing platform technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.
We may seek designation for our Prime Editing platform technology as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if: (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Even if we believe our Prime Editing platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive a faster FDA review or approval process. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation. For example, in July 2025, the FDA revoked Sarepta Therapeutics’

platform technology designation for AAVrh74 given new safety information that suggested the preliminary evidence on which the designation was based was insufficient to demonstrate that its platform technology had the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on safety.
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
We are, or may become, subject to a number of data privacy and protection laws, rules, regulations, policies, standards and contractual obligations that apply to our collection, transmission, storage, use, disclosure, transfer, maintenance and other processing of personal information. The legislative and regulatory landscape for privacy and data protection has been rapidly evolving in the U.S. and Europe, as well as other jurisdictions worldwide, which may lead to increased regulatory scrutiny on privacy and data protection requirements. As a result of the increasing complexity of data privacy and protection laws and regulations applicable to our business, and the uncertainty in how such regulations will be applied and interpreted, we cannot guarantee that we are, or have been, in compliance with all such regulations. Additionally, we rely on certain third-party vendors to process certain confidential, sensitive or personal information on our behalf. Failure or perceived failure by us or our third-party vendors to comply with any of these laws, rules, regulations, contractual obligations or standards could result in notification obligations to affected individuals and regulators, enforcement actions, regulatory investigations or inquiries, significant fines, imprisonment of company officials and public censure, and litigation, including claims for damages by affected individuals, customers or business partners, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
U.S. state laws also govern the privacy and protection of personal information. For example, the California Consumer Privacy Act, or the CCPA, establishes data privacy rights for individuals located in California and imposes certain requirements on how businesses can collect, use, and share personal information about such individuals. The California Privacy Rights Act, or the CPRA, significantly modifies the CCPA and imposes additional obligations on companies covered by the legislation, including by expanding consumers’ rights with respect to personal information, and establishes a state agency vested with the authority to enforce the CCPA. So far, more than half of all U.S. states have proposed or passed similarly comprehensive privacy and data protection legislation. Moreover, some states have passed laws focused on protecting consumer health information specifically, most notably Washington’s My Health Data Act, which provides an additional layer of protection and includes a private right of action. Many state privacy and data protection laws differ from each other in significant ways, and it is not yet fully clear how such laws will be enforced and interpreted. Thus, we may be required to incur substantial costs and expenses in an effort to comply with them, and may be required to modify or restrict our data collection and use practices.
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
Further, the Federal Trade Commission, or FTC, as well as other state attorneys general, regulate the content of our privacy policies and other public statements that provide promises and assurances about our data privacy and protection practices. We make public statements about our use, collection, disclosure and other processing of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. If such statements are found to be deceptive, unfair or misrepresentative of our actual practices, we may subject us to government enforcement actions or other legal claims. Additionally, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Over the past years, the FTC has focused enforcement efforts on protecting privacy in the context of consumer health information, and failing to take appropriate steps to keep consumers’ personal information secure may result in investigations or enforcement actions.
Additionally, through executive and legislative action, the federal government has taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered business from granting access to certain investment agreements, employment agreements and vendor agreements involving such data to countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs and could restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.
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
Data privacy and protection legislation and enforcement will continue to be an evolving landscape at both the domestic and international level, with new laws, rules and regulations coming into effect and presenting novel legal challenges, and our efforts to comply with them may be unsuccessful. It is possible that these laws, rules and regulations will be interpreted and applied in a manner that is inconsistent with our practices. We may be required to devote significant resources to understanding and complying with such legislation, and the lack of a unified approach to data privacy and protection laws in the U.S. and other countries could lead to complicated and potentially conflicting compliance requirements. Any failure or perceived failure to comply with these laws, rules or regulations, or with any related government investigations, may require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
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
Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, our company-building efforts and establishment of a company culture will also be important to developing an innovative company in a high-evolving area. We may not be able to succeed in these efforts to build Prime Medicine as an attractive and exciting place to build a career or to attract and retain these types of personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The inability to recruit, or loss of services of, certain executives, key employees, consultants or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Although we continue to believe that stock options are an important component of the Company’s compensation program, underwater options may be perceived by their holders as having little or no incentive or retention value due to the disparity between the exercise prices and the current stock price. To provide added incentives to retain and motivate key contributors and to improve morale among our employees and directors to ensure alignment and motivation to execute on the Company’s strategy, our stockholders approved a one-time repricing of certain outstanding stock options that have been granted under our 2019 Stock Option and Grant Plan and/or the 2022 Stock Option and Incentive Plan at the special meeting of stockholders held on August 1, 2025. Despite this, we may have difficulty retaining key personnel, which could adversely affect our business and further development of our product candidates.
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
Like other companies in our industry, our internal computer and information technology systems and those of our current and any future third-party vendors, collaborators, contractors, consultants or other third parties, are vulnerable to damage or interruption from, among other things, computer viruses, computer hackers, phishing attacks, ransomware, malware, social engineering, malicious code, employee theft, fraud, misconduct or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, as well as data breaches or cybersecurity incidents. The risk of cyber incidents could also be increased by cyberwarfare in connection with the current conflict between Russia and Ukraine, including potential proliferation of malware into systems unrelated to the conflict. In addition, part of our workforce is currently working remotely. This could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions. Furthermore, the use of AI technologies by us and third-party vendors can also give rise to cybersecurity risks as well as intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative AI tools, or the ability to assert or defend ownership rights in intellectual property created with the use of generative AI tools. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.
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
If we were to experience a cybersecurity compromise or breach or other security incident relating to our information systems or data, the costs, time and effort associated with the investigation, remediation and potential notification of the breach to counterparties, regulators and data subjects could be material. We may incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. Further, attacks upon information technology systems, including ransomware attacks and digital extortion, business email compromises, social engineering, including phishing attacks, denial of service attacks, computer malware, malicious codes, viruses, wrongful intrusions, wrongful conduct by insider employees or vendors, data breaches, and other malicious internet-based activity are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives, capabilities, and expertise, and may be enhanced or facilitated by AI. For example, bad actors around the world are increasingly using AI to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently, become more complex over time and generally are not recognized until launched against a target. As a result, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures quickly enough to prevent either an electronic intrusion into our systems or services or a compromise of critical information. Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts will be sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. We cannot guarantee that we will be able to detect or prevent any such incidents, and our remediation efforts may not be successful or timely. Our efforts to improve security and protect systems and data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary, personal or confidential information. Additionally, while we currently maintain cybersecurity insurance, coverage may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular loss.
To the extent that any disruption, compromise or security breach were to result in a loss of, or damage to, our or our third-party vendors’, collaborators’, contractors’, consultants’ or other third parties’ data, including confidential, personal, or proprietary data, or applications or inappropriate disclosure, loss, destruction or alteration of, or access to, confidential, personal or proprietary information, we could incur significant liability including litigation exposure, substantial penalties and fines, we could become the subject of regulatory action, inquiry or investigation, our competitive position could be harmed, we could incur significant reputational damage and the further development and commercialization of any product candidates we may develop could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business, including cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. We may adopt and integrate generative AI tools into our systems for specific use cases based on internal review and guidance. AI technologies, including generative AI tools, may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs or contain copyrighted or other protected material, and if individuals use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act, or AI Act, entered into force on August 1, 2024, with additional provisions becoming effective on August 2, 2026. As currently enacted, this legislation, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.
Likewise, in the U.S., the regulatory environment is complex and uncertain. Recently, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approval. In addition, several states, including Colorado California, and Texas passed laws that will take effect in 2026, to regulate various uses of AI, including making consequential decisions and requiring companies to disclose sources of training data for AI technologies, among other requirements. If we develop or use AI systems that are governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may incorporate AI tools into their offerings without disclosing this use to us, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
•general macroeconomic, geopolitical, industry and market conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), social, political and economic risks and military acts of war or terrorism; and
•the other factors described in this “Risk Factors” section.
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
Future sales or issuances of our common stock in the public market, or the perception of such sales, could cause our stock price to fall.
Our stock price could decline as a result of sales of a large number of shares of our common stock or other securities convertible into or exchangeable for our common stock in the public market or the perception that these sales could occur. These sales, or the perception that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of December 31, 2025, we had 180,514,014 shares of common stock outstanding. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable. Shares issued upon the exercise of stock options pursuant to future awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market stand-off and lock-up agreements and Rule 144 and Rule 701 under the Securities Act.
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
As a public company, and particularly after we are no longer an “emerging growth company,” we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will continue to need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, the rules and regulations applicable to us as a public company make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on shares of our common stock and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
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
The rules dealing with U.S. federal, state and local and non-U.S. taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, the U.S. Treasury Department and non-U.S. taxing authorities. Changes to tax laws, tax rulings, or changes in interpretations of existing laws (which changes may have retroactive application) could adversely affect our business and our financial condition or the holders of our common stock. These changes could subject us to additional income-based and non-income taxes (such as payroll, sales, use, value-added, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. New, changed, modified, or newly interpreted or applied tax laws could increase our compliance, operating and other costs. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to “GILTI” and “FDII” rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. We cannot predict whether, when, in what form or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided or whether they could increase our tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. Any changes in the U.S. and non-U.S. taxation of business activities may impact our effective tax rate, result in higher tax payments and harm our business, financial condition, cash flows and results of operations.
If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.
Ensuring that we have adequate internal financial and accounting controls and procedures in place, in compliance with SOX Section 404, so that we can produce accurate financial statements on a timely basis is a costly and time-

consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with SOX Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy or consequent inability to produce accurate financial statements on a timely basis could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our common share price and make it more difficult for us to effectively market and sell our service to new and existing customers.
If we experience material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.
We may in the future discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. The process of designing and implementing effective internal control over financial reporting is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources that are adequate to satisfy our reporting obligations. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. These inherent limitations include the possibility that judgments in decision-making may be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by an unauthorized override of controls. Accordingly, because of these inherent limitations, misstatements due to error or fraud may occur and not be detected.
Pursuant to SOX Section 404, we are required to disclose changes made in our internal controls and procedures on a quarterly basis and furnish a report by our management on our internal control over financial reporting annually. However,for as long as we are an “emerging growth company”or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to SOX Section 404. Failure to comply with the rules and regulations of the SEC could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. An independent assessment of the effectiveness of our internal control over financial reporting could detect deficiencies in our internal control over financial reporting that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.
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
In addition, health pandemics and epidemics could produce significant and prolonged disruption of or volatility in global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions due to a pandemic or epidemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, financial condition, our results of operations and prospects. Furthermore, any future pandemic or other outbreak of contagious disease could exacerbate the other risks described in this section.
Our operations are vulnerable to interruption by disasters, terrorist activity, business disruptions and other events beyond our control, which could harm our business.
Our facilities are located in Massachusetts. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major flood, power loss, terrorist activity or other natural disasters and do not have a recovery plan for such events. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
The increasing use of social media platforms presents risks and challenges.
Social media practices in the biopharmaceutical industry and the FDA's regulation of social media continues to evolve. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example,we and our employees are increasingly utilizing social media tools as a means of communication both internally and externally. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates, operations, or business may cause us to be found in violation of applicable legal or contractual requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, collaboration partners, and others, and which could have an adverse effect on our business, financial conditions and results of operations. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill.
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
We also maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats. We also have a process in place to oversee and assess our third party resources, including, for critical vendors and as appropriate, through reviews of Service Organization Control Type 2 reports.
We maintain an ongoing end-user cybersecurity awareness program that is designed to raise awareness of cybersecurity threats to reduce our vulnerability as well as to encourage consideration of cybersecurity risks across functions, including quarterly training and simulated phishing campaigns.
Although we have not experienced a material cybersecurity incident, like other organizations in our industry, we face a number of cybersecurity risks in connection with our business and recognize the growing threat within the general marketplace and our industry. For more information about the cybersecurity risks we face, see the section entitled “Risk Factors — Risks Related to Information Technology and Data Privacy.”
Oversight and Governance
Members of our senior management, including our Chief Executive Officer and leaders from our legal and information technology functions, maintain responsibility for assessing and managing cybersecurity threats. This team has deep expertise in building and leading information systems and cybersecurity teams across a variety of institutions. Our head of information technology has approximately 20 years of information security experience.
Cybersecurity risk governance has been delegated by our board of directors to the audit committee of the board of directors, or the audit committee. As provided in the audit committee charter, the audit committee is responsible for reviewing, assessing, and considering, in consultation with management and our board of directors, as appropriate, the overall risk management policies and procedures of the Company, including our major risk exposures such as cybersecurity.
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

Item 2. Properties
We currently lease and occupy the following spaces:
•approximately 149,000 square feet of laboratory and office space at 60 First Street, Cambridge, MA 02141 under a lease term that expires in February 2034;
•approximately 48,500 square feet of combined laboratory and office space at 500 Arsenal Street, Watertown, MA 02472 under a lease term that expires in August 2028.
We believe that our facilities are adequate for our current needs and for the foreseeable future and that suitable additional or substitute space at commercially reasonable terms will be available as and when needed.

Item 3. Legal Proceedings
We are currently engaged in arbitration proceedings with Beam regarding the Beam Collaboration Agreement. A dispute arose between the parties following our March 18, 2025 announcement that we are developing a Prime Editing-based treatment for AATD. Refer to Note 9, License and Collaboration Agreements, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for information of our ongoing arbitration proceedings with Beam.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information
Our common stock has been publicly traded on the Nasdaq Global Market under the symbol “PRME” since October 20, 2022. Prior to that time, there was no public market for our common stock.
Holders
As of February 20, 2026, there were approximately 14 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
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
Overview
We are a biotechnology company focused on developing a new class of genetic medicines designed to provide durable, and potentially curative, treatment options for patients with diseases driven by defined genetic alterations, acquired cellular dysfunction, or dysregulated gene expression.
We are focused on advancing our in vivo liver franchise, where we are advancing programs to cure two of the largest genetic liver diseases, Wilson Disease and AATD. Both programs are currently in late stages of pre-clinical development and are on track for IND and/or CTA filings in the first half of 2026 for Wilson Disease and the middle of 2026 for AATD. We intend to leverage the modularity of our platform to expeditiously and efficiently develop these programs supported by our universal liver lipid nanoparticle along with potential regulatory, clinical and other synergies from our modular technology.
We also continue to advance our in vivo Cystic Fibrosis program with support from CFF, and our efforts to develop Prime Edited CAR-T products for hematology, immunology and oncology in partnership with BMS. In addition, we will continue to pursue additional business development opportunities to accelerate innovation, ensure the broadest application of Prime Editing, and further bolster our financial resources.
In August 2025, we announced additional data from the first patient dosed and initial data from the second patient dosed in our Phase 1/2 trial in CGD. Discussions are underway with the FDA to explore a potential accelerated path to approval in the United States.
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
Research and Development Expenses
Research and development expenses consist primarily of costs incurred in connection with the development and research of our immediate target indications and our differentiation target indications. These expenses include:
•personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees engaged in manufacturing, and research and development functions;
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
Other Income (Expense)
Other income (expense), net consists of:
•interest and amortization related to our short-term investments; and
•the change in the fair value of our short-term investment in Beam, a related party, in connection with the Beam Collaboration Agreement, which is discussed in greater detail in Item 1. Business, of this Annual Report on Form 10-K.

Results of Operations — Comparison of the Years Ended December 31, 2025 and 2024
Operating Expenses
Research and Development Expenses

	Year ended December 31,
(in thousands)	2025	2024	Change
Research and development expenses:
Personnel expenses	$50,661	$59,988	$(9,327)
Research costs	35,453	41,678	(6,225)
Facility related	46,506	35,509	10,997
License, intellectual property fees, and other	14,957	8,060	6,897
Professional and consultant fees	7,681	5,919	1,762
Clinical expense	5,378	4,135	1,243
Total research and development expenses	$160,636	$155,289	$5,347
The $5.3 million increase in research and development expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily driven by:
•$11.0 million increase in facility-related expense primarily due to the expansion and build out of our laboratory space at 60 First Street and 500 Arsenal Street and due to a higher amount of facility costs being allocated to our research and development function;
•$6.9 million increase in license and IP costs, primarily due to the issuance of restricted stock units;
•$1.8 million increase in professional and consultant fees, primarily related to our in-house vivarium; and
•$1.2 million increase in clinical expense as we advance our Wilson Disease and AATD programs, both of which are on track for IND and/or CTA filings in 2026.
These were offset by:
•$9.3 million decrease in personnel expenses resulting from the workforce reduction announced in May 2025; and
•$6.2 million decrease in research costs, primarily due to the deprioritization of our CGD programs as we strategically focus our internal efforts on advancing our in vivo liver franchise.
General and Administrative Expenses

	Year ended December 31,
(in thousands)	2025	2024	Change
General and administrative expenses:
Personnel expenses	$23,026	$26,569	$(3,543)
Professional and consultant fees	20,500	13,459	7,041
Facility related and other	8,820	10,133	(1,313)
Total general and administrative expenses	$52,346	$50,161	$2,185

The $2.2 million increase in general and administrative expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily driven by a $7.0 million increase in professional and consultant fees due to an increase in corporate legal expenses. This is offset by:
•$3.5 million decrease in personnel expense, due to a decrease in non-cash stock-based compensation expense of $3.5 million; and
•$1.3 million decrease in facility related and other primarily due to a higher proportion of our facility space being utilized in research and development activities.
Other Income (Expense)

	Year ended December 31,
(in thousands)	2025	2024	Change
Other income:
Interest income	4,149	3,522	627
Accretion (amortization) of investments	$2,479	$3,507	$(1,028)
Change in fair value of short-term investment — related party	432	(485)	917
Other income, net	148	41	107
Total other income, net	$7,208	$6,585	$623
Accretion (amortization) of investments
Accretion (amortization) of investments for each of the periods presented is a result of increase (decrease) in the value of the our marketable securities purchased at a discount (premium) to their face value.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we commence the clinical development of our programs and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock, public offerings of our common stock, and through payments from our collaboration partners. As of December 31, 2025, we had cash and cash equivalents, and short-term investments of $177.7 million, excluding our restricted cash, or $191.4 million, including restricted cash.
In November 2023, we filed a shelf registration statement on Form S-3 (File No. 333-275321), including a base prospectus and sales agreement prospectus, or the Prior Registration Statement, for the issuance and sale of up to $500.0 million of our common stock, preferred stock, debt securities, warrants and/or units, as declared effective by the SEC on November 13, 2023.
In November 2025, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-291348), including a base prospectus and sales agreement prospectus, or the New Registration Statement, to replace the Prior Registration Statement that was set to expire on November 13, 2026, for the registration of an unspecified amount of our common stock, preferred stock, debt securities, warrants and/or units or any combination thereof. The New Registration Statement became automatically effective upon filing, and in accordance with Rule 415(a)(6) under the Securities Act, the offering of securities under the Prior Registration Statement is deemed terminated as of the date of effectiveness of the New Registration Statement. Concurrently with the filing of this Annual Report on Form 10-K, we plan to convert the New Registration Statement on Form S-3ASR to Form S-3 by post-effective amendments.
In November 2023, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, under which we may, from time to time, issue and sell shares of our common stock having an aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings, or the 2023 ATM Program. Any shares will be sold pursuant to the New Registration Statement and the sales agreement prospectus filed therewith, which covers the offer and sale of shares of our common stock under the 2023 ATM Program having an aggregate offering price of up to $200.0 million of the $300.0 million authorized under the Sales Agreement. If we wish to offer and sell additional shares of our common stock under the Sales Agreement in excess of the $200.0 million registered under the New Registration Statement, for up to an additional $100.0 million, we must file with the SEC one or more additional prospectus supplements to register under the Securities Act, the offer and sale of any such additional shares of our common stock we wish to offer and sell from time to time under the Sales Agreement. Jefferies is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of our shares of common stock. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2025, we have not sold any shares of common stock under the 2023 ATM Program.
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
Going Concern
Since our inception, we have incurred substantial losses. As of December 31, 2025, we had an accumulated deficit of $888.4 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of December 31, 2025, we maintained cash, cash equivalents, short-term investments, and related party short-term investments of $177.7 million.
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. Based on the our cash, cash equivalents, and short-term investments as of December 31, 2025, our current and forecasted level of operations and forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.
The consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year ended December 31,
(in thousands)	2025	2024
Net change in cash, cash equivalents, and restricted cash
Net cash used in operating activities	$(162,564)	$(122,865)
Net cash (used in) provided by investing activities	(108,763)	68,457
Net cash provided by financing activities	151,512	195,876
Net change in cash, cash equivalents, and restricted cash	$(119,815)	$141,468
Operating Activities
Net cash used in operating activities for the year ended December 31, 2025 was driven primarily by the following uses of cash:
•$201.1 million net loss;
•$5.4 million change in lease liabilities;
•$4.4 million change in deferred revenue; and
•$1.2 million change in accrued expenses and other assets.
These were offset by:
•$43.9 million of non-cash amounts included in net loss, which consisted primarily of stock-based compensation expense, non-cash lease expense, and depreciation and amortization expense; and
•$4.5 million change in prepaid expenses and other current assets;
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
•$41.9 million of non-cash amounts included in net loss, which consisted primarily of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party; and
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was driven primarily by the following:
•$109.6 million of purchases of short-term investments, net of maturities; and
•$4.5 million of purchases of property and equipment.
These were offset by $5.4 million from sales of investments — related party.

Net cash provided by investing activities for the year ended December 31, 2024 was driven primarily by the following:
•$74.8 million of maturities of short-term investments, net of purchases; offset by
•$7.3 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was driven primarily by the following:
•$138.4 million of proceeds from issuances of common stock with our August 2025 public offering; and
•$12.0 million of proceeds received under the CFF Agreement.
Net cash provided by financing activities for the year ended December 31, 2024 was driven primarily by the following:
•$132.1 million of proceeds from issuances of common stock with our February 2024 public offering;
•$38.1 million of proceeds from issuance of common stock to BMS in September 2024;
•$18.8 million of proceeds from issuance of pre-funded warrants contemporaneous with our February 2024 public offering; and
•$6.0 million of proceeds received under the CFF Agreement.
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
Contractual Obligations and Other Commitments
Leases
Refer to Note 6, Leases, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for information on our lease obligations.
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

Emerging Growth Company and Smaller Reporting Company Status
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and short-term investments. As of December 31, 2025, we held cash and cash equivalents, investments, and restricted cash, which are exposed to interest income sensitivity affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (who serves as both our principal executive officer and our principal financial officer), evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control – Integrated Framework. Based on our assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of out registered public accounting firm regarding our internal control over financial reporting due to an exemption provided by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls, which may result in changes to our systems and refinements to our processes. However, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a)
None.
(b)
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive officers and directors
Our executive officers and directors, and their ages and positions as of March 3, 2026, are as set forth below.

Name	Age	Position
Allan Reine, M.D.	51	Chief Executive Officer and Director (Class II)
Ann Lee, Ph.D.	64	Chief Technical Officer
Thomas Cahill, M.D., Ph.D.	39	Director (Class III)
Wendy Chung, M.D., Ph.D.	57	Director (Class II)
Kaye Foster	66	Director (Class II)
Michael Kelly	69	Director (Class I)
Jeffrey Marrazzo	47	Director (Class II)
Robert Nelsen	62	Director (Class III)
David Schenkein, M.D.	68	Director (Class I)
Executive Officers
Allan Reine, M.D. has served as our Chief Executive Officer and a member of our board of directors since May 2025. He previously served as our former Chief Financial Officer from January 2024 to May 2025. Prior to joining Prime, Dr. Reine served as Chief Financial Officer of Foghorn Therapeutics Inc. from September 2019 to January 2024, and as Chief Financial Officer of Pieris Pharmaceuticals, Inc. from August 2017 to September 2019. From August 2012 through August 2017, Dr. Reine was a portfolio manager at Lombard Odier Asset Management, where he ran a healthcare portfolio focused on biotechnology and pharmaceutical companies. Before joining Lombard Odier, from 2003 through August 2012, Dr. Reine served as a healthcare portfolio manager at various funds, including Citi Principal Strategies, SAC Capital, Trivium Capital and Alexandra Investment Management. Dr. Reine began his career in 2001 at CIBC World Markets where he worked in both biotechnology investment banking and biotechnology equity research. Dr. Reine received his M.D. from the University of Toronto and his B.Sc. in Statistical Sciences from the University of Western Ontario. We believe that Dr. Reine is qualified to serve on our board of directors based on his extensive experience as a senior executive in the pharmaceutical industry, his public company experience, as well as his knowledge of our company based on his role as our former Chief Financial Officer and current Chief Executive Officer.
Ann L. Lee, Ph.D. has served as our Chief Technical Officer since October 2021. Prior to that, Dr. Lee served as Senior Vice President and Head of Cell Therapy Development and Operations at BMS from November 2019 to July 2021, as Executive Vice President of Cell Therapy Development and Operations at Celgene Corporation, a biopharmaceutical company, from April 2018 to November 2019 and as Executive Vice President of Technical Operations at Juno from November 2017 to April 2018. From April 2009 to November 2017, Dr. Lee served as Senior Vice President and Global Head of Pharma Technical Development at Genentech, Inc., a Roche Group subsidiary and a biotechnology company. She currently serves on the board of directors and audit and compensation committees of Coya Therapeutics, Inc. Dr. Lee received her Ph.D. in biochemical engineering from Yale University and her B.S. in chemical engineering from Cornell University.
Non-employee directors
Thomas Cahill, M.D., Ph.D. has served as a member of our board of directors since November 2021. Dr. Cahill is the Founder and has served as the Managing Partner of Newpath Partners, a Boston-based life science venture fund focused on therapeutic companies, since October 2018. Dr. Cahill is the founding investor and director of nChroma Bio, Inc., Exo Therapeutics, Inc., Kisbee Therapeutics, Inc., Magnet Biomedicine, Inc., Myeloid Therapeutics, Inc., or Myeloid, Convergence Bio, Inc., Autobahn Therapeutics, Inc., Leal Therapeutics, Inc. and Amplitude Therapeutics, Inc. Prior to Newpath Partners, Dr. Cahill served as an Advisor at Raptor Group Holdings, where he helped further establish and lead the life science and technology investment portfolio, from September 2016 to May 2018. Dr. Cahill received both his M.D. and Ph.D. from Duke University and his M.S. from Stanford University. We believe that Dr. Cahill is qualified to serve on our board of directors based on his experience in the medical and venture capital industries.
Wendy Chung, M.D., Ph.D. has served as a member of our board of directors since November 2021. Dr. Chung is an American Board of Medical Genetics certified clinical and molecular geneticist and serves as the Chair of the Department of Pediatrics at Boston Children’s Hospital, a position she has held since July 2023. Previously, she led the Precision Medicine Resource in the Irving Institute at Columbia University from February 2014 to June 2023. Dr. Chung was on the faculty at Columbia University from 2002 to June 2023, most recently as the Kennedy Family Professor of Pediatrics and Medicine at Columbia University. Prior to that, she was an Associate Professor at Columbia University. Dr. Chung has served as a member of the board of directors of Rallybio Corporation, a public biotechnology company, since August 2022. She received her B.A. in Biochemistry from Cornell University, her M.D. from Cornell University Medical College, and her Ph.D. in Genetics from The Rockefeller University. We believe that Dr. Chung is qualified to serve on our board of directors because of her extensive experience in medicine and genetics research.
Kaye Foster has served as a member of our board of directors since December 2021. Ms. Foster has been a Senior Advisor at the Boston Consulting Group since August 2014 and a Venture Partner at ARCH since January 2022. Previously, she was Senior Vice President, Global Human Resources at Onyx Pharmaceuticals, Inc., an Amgen, Inc. subsidiary and a biopharmaceutical company, from October 2010 to January 2014. At Onyx, she led all aspects of human resources for U.S. and global operations. Prior to joining Onyx, Ms. Foster was Global Vice President of Human Resources and an Executive Committee member at Johnson and Johnson Corporation, a healthcare company, from May 2003 to March 2010. Before Johnson and Johnson, Ms. Foster held several senior human resources executive positions with Pfizer Inc., a pharmaceuticals company. She currently serves on the board of directors and compensation committee of National Resilience Inc.; on the board of directors and the compensation and nominating and corporate governance committees of Agios Pharmaceuticals, Inc.; and on the board of trustees and the human resources committee of Spelman College. Ms. Foster previously served on the board of directors and real estate and nominations committees of Stanford Health Care, a hospital and healthcare system, and chaired the Glide Memorial Foundation Board of Trustees. She received her B.B.A. in Business Administration from Baruch College of the City University of New York and her M.B.A. from Columbia University, Graduate School of Business. We believe Ms. Foster is qualified to serve on our board of directors because of her extensive experience as an executive in the pharmaceuticals industry, including her experience in people management, compensation planning and driving and maintaining corporate culture.
Michael A. Kelly has served as a member of our board of directors since November 2021. Mr. Kelly is currently acting as Founder & President of Sentry Hill Partners, LLC, a global life sciences transformation and management consulting business founded by Mr. Kelly in January 2018. From February 2003 to December 2017, he was a senior executive of Amgen, Inc., a biotechnology company, where he most recently served as Senior Vice President, Global Business Services and Vice President & Chief Financial Officer, International Commercial Operations. He also serves on the boards of directors of: Amicus Therapeutics, Inc., a biotechnology company, which he joined in December 2020; DMC Global Inc., a composite materials and oil field products company, which he joined in July 2020; NeoGenomics Laboratories, Inc., a genetics testing company, which he joined in July 2020, and nChroma Bio, Inc., a biotechnology company, which he joined in December 2024. Mr. Kelly previously served on the boards of directors of Aprea Therapeutics, Inc., a biotechnology company, from September 2020 to May 2022, Hookipa Pharma Inc., a biopharmaceutical company, from February 2019 to April 2023, and Chroma Medicine (which merged with Nvelop Therapeutics in December 2024 to form nChroma Bio, Inc.), a biotechnology company, from February 2023 to December 2024. Mr. Kelly has also held positions at Tanox, Inc., Biogen, Inc., and Nutrasweet Kelco Company, a division of Monsanto Life Sciences. He also serves on the Council of Advisors and was the former audit committee chairman for Direct Relief, a humanitarian aid organization focused on health outcomes and disaster relief. Mr. Kelly received his B.Sc. in Business Administration from Florida A&M University, concentrating in Finance and Industrial Relations. We believe that Mr. Kelly is qualified to serve on our board of directors because of his extensive experience in managing and growing global healthcare and biotechnology companies.

Jeffrey D. Marrazzo has served as a member of our board of directors since May 2023 and as Executive Chair of our board of directors since May 2025. Currently, Mr. Marrazzo chairs the board of directors of several privately-held biotechnology companies including Dispatch Biotherapeutics and nChroma Bio. Previously, Mr. Marrazzo served as co-founder and Chief Executive Officer of Spark Therapeutics, Inc. from May 2013 to April 2022 and as a member of its board of directors from May 2013 to December 2019. In addition, Mr. Marrazzo launched and was Chief Business Officer of the U.S. division of Molecular Health, Inc. from 2011 to 2013. Mr. Marrazzo was part of the founding management of Generation Health from 2009 to 2011, up to and through the acquisition of a majority of the company’s shares by CVS Caremark. From 2008 to 2009, Mr. Marrazzo served as an employee and independent consultant to the business development and finance teams at Tengion Inc. and, from 2011 to 2013, Mr. Marrazzo served as an independent consultant to the Children’s Hospital of Philadelphia, or CHOP. Previously, Mr. Marrazzo served as healthcare advisor to former Pennsylvania Governor Edward G. Rendell and as an IBM management consultant to global pharmaceutical companies. Mr. Marrazzo holds a B.S.E. and B.A. in Systems Science and Engineering and Economics from the University of Pennsylvania and a dual M.B.A./M.P.A. from The Wharton School and Harvard University. We believe that Mr. Marrazzo is qualified to serve on our board of directors because of his extensive leadership experience in the life sciences industry.
Robert Nelsen has served as a member of our board of directors since September 2020. Mr. Nelsen co-founded ARCH Venture Partners, L.P., a venture capital firm focused on early-stage technology companies, in 1986 and has served as a Managing Director of ARCH Venture Partners or its affiliated entities since 1994. Mr. Nelsen currently serves on the board of directors of Sana Biotechnology, Inc. and Hua Medicine, Inc., each a public biotechnology company, and currently serves on the board of directors of a number of private companies. Mr. Nelsen previously served on the board of directors of a number of public biotechnology companies, including Vir Biotechnology, Inc., from 2017 to May 2025, Lyell Immunopharma, Inc. from 2018 to May 2025, Brii Biosciences Limited from 2019 to June 2024, Revolution Healthcare Acquisition Corp. from 2021 to April 2022, Denali Therapeutics Inc. from 2015 to June 2022, Beam from 2017 to June 2021, Karuna Therapeutics, Inc. from 2018 to June 2021, Unity Biotechnology, Inc. from 2015 to December 2020, Agios Pharmaceuticals, Inc. from 2007 to June 2017, Syros Pharmaceuticals, Inc. from 2012 to June 2018, Juno Therapeutics, Inc. (acquired by Celgene Corporation in January 2018) from 2013 to March 2018, Sienna Biopharmaceuticals, Inc. from 2015 to September 2018 and Gossamer Bio, Inc. from 2017 to December 2018 (prior to its initial public offering). Mr. Nelsen received his M.B.A. from the University of Chicago and his B.S. from the University of Puget Sound in Economics and Biology. We believe that Mr. Nelsen is qualified to serve on our board of directors because of his extensive experience as a venture capitalist, building and serving boards of many public and private emerging companies, including multiple life sciences, biotechnology and pharmaceutical companies.
David Schenkein, M.D. has served as a member of our board of directors since September 2019. Dr. Schenkein currently serves as a partner in GV, the venture capital investment arm of Alphabet Inc., which he joined in February 2019. Previously, Dr. Schenkein served as President and Chief Executive Officer of Agios Pharmaceuticals, Inc. from August 2009 to February 2019. From April 2006 to July 2009, Dr. Schenkein served as a Senior Vice President of Oncology Development at Genentech Inc. Dr. Schenkein currently serves on the board of directors of Denali Therapeutics Inc. and Regeneron Pharmaceuticals, Inc. He is also on the boards of the private companies Leyden Laboratories B.V., Aera Therapeutics, Inc. and Treeline Biosciences, Inc. Previously, Dr. Schenkein served on the board of directors of Agios Pharmaceuticals, Inc. from 2009 to February 2025 and bluebird bio, Inc. from 2013 to 2021. He also currently serves as an adjunct attending physician in hematology at Tufts Medical Center. Dr. Schenkein received his M.D. from the State University of New York Upstate Medical School and his B.A. in Chemistry from Wesleyan University. We believe that Dr. Schenkein is qualified to serve on our board of directors because of his extensive background in the biotechnology industry and leadership experience as a senior executive and director of biotechnology companies.
We believe that all of our current board of directors members possess the professional and personal qualifications necessary for service on our board of directors and have highlighted particularly noteworthy attributes for each board of directors member in the individual biographies above.
Role of Board in Risk Oversight Process
Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, operational risks and cybersecurity. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The nominating and corporate governance committee is responsible for overseeing the management of risks associated with the independence of our board of directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of director’s leadership structure.
Board Committees
Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. We believe that the composition and functioning of all of our committees comply with the applicable requirements of Nasdaq, the Sarbanes-Oxley Act of 2002, and SEC rules and regulations that are applicable to us. We intend to comply with future requirements to the extent they become applicable to us.
The full text of our audit committee charter, compensation committee charter and nominating and corporate governance committee charter are posted on the “Corporate Governance” portion of our website at https://www.primemedicine.com. We do not incorporate the information contained on, or accessible through, our corporate website into this Annual Report on Form 10-K, and you should not consider it a part of this Annual Report on Form 10-K.
The following table describes which directors serve on each of our board of directors’s committees as of March 3, 2026.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Thomas Cahill, M.D., Ph.D.	Member		Member
Wendy Chung, M.D., Ph.D.	Member		Member
Kaye Foster		Chair
Michael Kelly	Chair
Robert Nelsen		Member
David Schenkein, M.D.		Member	Chair
Audit Committee
Among other things, our audit committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•discussing and reviewing items of enterprise risk management and considering major risk exposures, including financial, operational, privacy, security, cybersecurity, competition, legal, regulatory, hedging and accounting risk exposures;
•evaluating the performance, responsibilities, budget and staffing of our internal audit function and reviewing the internal audit plan; and
•reviewing quarterly earnings releases.
All audit services and all permitted non-audit services to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
The members of our audit committee are Michael Kelly, Thomas Cahill and Wendy Chung. Mr. Kelly chairs the audit committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that Mr. Kelly qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations. In making this determination, our board of directors considered the nature and scope of experience that Michael Kelly has previously had with public reporting companies, including service as a principal financial officer and principal accounting officer. Our board of directors has determined that all of the members of our audit committee satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the Nasdaq listing rules. Both our independent registered public accounting firm and management periodically meet privately with our audit committee. Our audit committee charter, which has been adopted by our board of directors, is available on our website.
Compensation Committee
Among other things, our compensation committee’s responsibilities include:
•reviewing and reassessing periodically (and making recommendations to our board of directors if advisable) our processes and procedures for the consideration and determination of director and executive officer compensation;
•annually reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) recommending to our board of directors the cash compensation of our Chief Executive Officer and (ii) recommending to our board of directors any grants and awards to our Chief Executive Officer under equity-based plans;
•reviewing and approving the compensation of our other executive officers;
•providing oversight of management’s decisions regarding the compensation of our other members of senior management;
•overseeing and administering our incentive-based compensation and equity-based plans;
•evaluating and assessing potential and current compensation consultants or advisors in accordance with the independence standards identified in the applicable Nasdaq listing rules;

•reviewing and approving grants and awards under incentive-based compensation plans and equity-based plans, in each case consistent with the terms of such plans;
•reviewing and recommending to our board of directors our policies and procedures for the grant of equity-based awards;
•administering our compensation recovery policy;
•reviewing and recommending to our board of directors the compensation of our directors;
•preparing our compensation committee report if and when required by SEC rules, to be included in our annual proxy statement or Annual Report on Form 10-K in accordance with the rules and regulations of the SEC, the Nasdaq Stock Market rules and any other rules and regulations applicable to us;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement or Annual Report on Form 10-K; and
•reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.
The members of our compensation committee are Kaye Foster, David Schenkein and Robert Nelsen. Ms. Foster chairs the compensation committee. Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our compensation committee may delegate any of the responsibilities of the full committee to subcommittees and may delegate certain responsibilities of the full committee to our executive officers and other persons as may be permitted by applicable laws, rules or regulations and in accordance with the listing standards set forth by Nasdaq. Accordingly, our compensation committee has delegated authority to our Chief Executive Officer to make certain equity awards under our 2022 Stock Option and Incentive Plan, or the 2022 Plan, to our new hires and our existing employees at the senior vice president level and below who are not (and are not reasonably expected to be upon hiring) officers (as defined in Section 16 of the Exchange Act and Rule 16a-1 promulgated thereunder) in connection with promotions, market adjustments, employee recognition or retention, in each case, subject to certain limitations. Our compensation committee charter, which has been adopted by our board of directors, is available on our website.
Compensation Consultant
Our compensation committee has engaged Alpine Rewards, LLC, or Alpine Rewards, as its independent compensation consultant. When requested, Alpine Rewards consultants attend meetings of our compensation committee, including executive sessions in which executive compensation-related matters are discussed without the presence of our management. Alpine Rewards reports to our compensation committee and not to our management, although Alpine Rewards meets with our management for purposes of gathering information for its analyses and recommendations.
Our compensation committee assessed the independence of Alpine Rewards from management, taking into consideration relevant factors, including the other services provided to our Company by Alpine Rewards, the amount of fees our Company paid to Alpine Rewards as a percentage of Alpine Rewards’ total revenue, the policies and procedures of Alpine Rewards that are designed to prevent conflicts of interest, any business or personal relationship of the individual compensation advisors employed by Alpine Rewards with any executive officer of the Company, any business or personal relationship the individual compensation advisors employed by Alpine Rewards have with any member of our compensation committee and any stock of our Company owned by Alpine Rewards or the individual compensation advisors employed by Alpine Rewards. On the basis of that assessment and taking into consideration the independence factors that are required to be considered under applicable stock exchange rules, our compensation committee determined that no relationships existed that would create a conflict of interest or that would compromise Alpine Rewards’ independence, and that Alpine Rewards is independent pursuant to the independence standards set forth in the Nasdaq listing standards promulgated pursuant to Section 10C of the Exchange Act.

Nominating and Corporate Governance Committee
Among other things, our nominating and corporate governance committee’s responsibilities include:
•developing and recommending to our board of directors criteria for our board of directors and committee membership;
•establishing procedures for identifying and evaluating our board of director candidates, including nominees recommended by stockholders;
•to the extent deemed appropriate, retaining third-party search firms or other advisors to identify and evaluate director nominee candidates;
•reviewing the composition of our board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•identifying individuals qualified to become members of our board of directors;
•recommending to our board of directors the persons to be nominated for election as directors and to each of the committees of our board of directors;
•developing, recommending to our board of directors and periodically assessing the adequacy of a set of corporate governance guidelines and a code of conduct and business ethics;
•overseeing the evaluation of our board of directors; and
•reviewing and discussing with our board of directors corporate succession plans for our Chief Executive Officer and our other key officers.
The members of our nominating and corporate governance committee are David Schenkein, Wendy Chung and Thomas Cahill. Dr. Schenkein chairs our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee satisfies the independence standards of the applicable rules of Nasdaq. Our nominating and corporate governance committee charter, which has been adopted by our board of directors, is available on our website.
Code of Business Conduct and Ethics
Our board of directors adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including directors and consultants.
If we make any substantive future amendments to certain provisions of our Code of Business Conduct and Ethics, or grant any waivers from our Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website identified below or in a Current Report on Form 8-K. The full text of our Code of Business Conduct and Ethics and our Code of Ethics is posted on our website at https://www.primemedicine.com. The inclusion of our website address in this Annual Statement on Form 10-K does not include or incorporate by reference the information on our website into this Annual Report on Form 10-K, and you should not consider that information a part of this Annual Report on Form 10-K.
Director Nomination Process
No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors from those that were described in our annual proxy statement filed with the SEC on April 22, 2025.
Policy on Trading, Pledging and Hedging of Company Stock
Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in our securities. Our insider trading policy expressly prohibits short sales and derivative transactions of our stock and purchases or sales of puts, calls, or our other derivative securities or any derivative securities that provide the economic equivalent of ownership of any of our securities or an opportunity, direct or indirect, to profit from any change in the value of our securities or engage in any other hedging transaction with respect to our securities, at any time, by our executive officers, directors and employees.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and designated consultants and contractors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market listing standards that are applicable to us. A copy of our Second Amended and Restated Insider Trading Policy is included as Exhibit 19.1 in this Annual Report on Form 10-K.
Our Insider Trading Policy permits our officers, directors, employees and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving us.
A copy of our Second Amended and Restated Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
In addition, with regard to trading in our own securities, it is the our policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in our securities.
Compensation Recovery Policy
In accordance with the requirements of the SEC and Nasdaq listing rules, our board of directors adopted a compensation recovery policy on September 15, 2023, effective as of October 2, 2023. The compensation recovery policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements.
Policies and Practices Related to the Grant of Certain Equity Awards
We have adopted an Equity Award Grant Policy that sets forth the process and timing for us to follow when we grant equity awards for shares of our common stock to our employees or advisors or consultants (other than our non-employee directors) pursuant to our equity compensation plans. All grants of equity awards must be approved in advance by our board of directors, the compensation committee or, subject to the delegation requirements in the policy, our Chief Executive Officer. The equity award granting authority delegated to our Chief Executive Officer applies to employees at the senior vice president level and below who are not (and are not reasonably expected to be upon hiring) officers (as defined in Section 16 of the Exchange Act and Rule 16a-1 promulgated thereunder) and to equity awards within the specific ranges and subject to a maximum annual aggregate amount as may be set forth in the policy, as approved by the compensation committee from time to time.
Generally, equity awards are granted on the following regularly scheduled basis as set forth in the Equity Award Grant Policy: (a) equity awards granted in connection with the hiring of a new employee or the promotion of an existing employee or the engagement of a new consultant will generally be granted, if at all, regularly (either monthly or quarterly) and will be effective on the first day of the month immediately following the month in which such individual’s employment or consulting term begins or promotion occurs, as applicable; (b) equity awards granted to existing employees (other than in connection with a promotion or other special grant) will generally be granted, if at all, on an annual basis and will be effective on the date such grant is approved or such future date as approved by our board of directors, compensation committee or Chief Executive Officer, as applicable; and (c) any special grants to existing employees will be made, if at all, periodically and will be effective on the date such grant is approved or such future date as approved by our board of directors, compensation committee or Chief Executive Officer, as applicable.
Our board of directors, compensation committee and Chief Executive Officer do not take into account any material nonpublic information when determining the timing and terms of equity awards. We do not time our equity award grants either to take advantage of a depressed stock price, or an anticipated increase in stock price, and we have limited the amount of discretion that can be exercised in connection with the timing of equity award grants. We also do not time the release of material nonpublic information based on equity award grant dates.
The following table contains information required by Item 402(x)(2) of Regulation S-K about stock options granted to the our named executive officers, or NEOs, in the last completed fiscal year during the period beginning four business days before and ending one business day after the filing of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, or the filing or furnishing of any of our Current Reports on Form 8-K that discloses material nonpublic information.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($ per share)	Grant Date Fair Value of the Award ($)
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Allan Reine, M.D.	02/27/2025	275,000	2.42	471,598	(1)	4%
Ann Lee, Ph.D.	02/27/2025	275,000	2.42	471,598	(1)	4%
Jeremy Duffield, M.D., Ph.D., FRCP	02/27/2025	275,000	2.42	471,598	(1)	4%
Keith Gottesdiener, M.D.	02/28/2025	500,000	2.52	892,200	(1)	4%
Allan Reine, M.D.	05/19/2025	2,000,000	1.34	1,911,400	(1)	(16)%
Allan Reine, M.D.	05/19/2025	500,000	1.34	—	(1)	(16)%
Allan Reine, M.D.	08/01/2025	850,000	4.04	445,801	(2)	8%
Ann Lee, Ph.D.	08/01/2025	180,995	4.04	197,786	(2)	8%
Ann Lee, Ph.D.	08/01/2025	180,995	4.04	120,691	(2)	8%
(1)Amounts reflect the aggregate grant date fair value of option awards granted during the applicable year calculated in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation. Such grant date fair values do not take into account any estimated forfeitures. Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for assumptions underlying the valuation of equity awards. The grant date fair value of Dr. Reine’s performance-based stock options grant for 500,000 shares, based on probable achievement of the applicable performance metrics, was $0; the grant date fair value of such performance-based stock option grant, based on maximum achievement of the applicable performance metrics, was $556,800. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by our NEOs upon the exercise of the options or any sale of the underlying shares of common stock.
(2)These options were repriced on August 1, 2025 under our stockholder approved option repricing plan, which is discussed in greater detail in Note 8, Stock-based Compensation, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K. Amounts reflect the aggregate incremental fair value of the repriced options, calculated in accordance with the provisions of FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. Refer to Note 2, Summary of Significant

Accounting Policies, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for assumptions underlying the valuation of equity awards. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by our NEOs upon the exercise of the options or any sale of the underlying shares of common stock.
Director Compensation
The following table presents the total compensation for each person who served as a non-employee member of our board of directors during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more above, we did not pay any compensation, grant any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors during the fiscal year ended December 31, 2025. Dr. Reine, who is our Chief Executive Officer, and Dr. Gottesdiener, who was our former Chief Executive Officer, did not receive any additional compensation for their services as directors. The compensation received by Dr. Reine and Dr. Gottesdiener, as NEOs of the Company, are presented in the “2025 Summary Compensation Table”.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Thomas Cahill, M.D., Ph.D. (3)	60,000	133,924	—	193,924
Wendy Chung, M.D., Ph.D. (3)	60,000	162,079	—	222,079
Kaye Foster (3)	60,000	162,359	—	222,359
Michael Kelly (3)	65,000	162,079	—	227,079
Jeffrey Marrazzo (4)	45,000	1,199,949	95,161	1,340,110
Robert Nelsen (3)	52,500	133,924	—	186,424
David Schenkein, M.D. (3)	62,500	133,924	—	196,424
(1)Amounts represent annual cash compensation earned for services rendered as directors by non-employee members of our board of directors and the committees thereof during the fiscal year ended December 31, 2025.
(2)Amounts reflect the aggregate grant date fair value of option awards granted during 2025 in accordance with our Non-employee Director Compensation Policy, described below, calculated in accordance with the provisions of FASB ASC Topic 718, Compensation—Stock Compensation. Such grant date fair values do not take into account any estimated forfeitures. The grant date fair value of Mr. Marrazzo’s performance-based stock option grant for 200,000 shares, based on probable achievement of the applicable performance metrics, was $0; the grant date fair value of such performance-based stock option grants, based on maximum achievement of the applicable performance metrics, was $223,900. In addition to grant date fair value of options granted during 2025, the amounts also include the incremental fair value of options repriced during 2025. The aggregate incremental fair value of repriced options were $83,456 for each of Dr. Cahill, Mr. Nelsen, and Dr. Schenkein; $111,611 for each of Dr. Chung and Mr. Kelly; $111,891 for Ms. Foster; and $348,821 for Mr. Marrazzo. Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for assumptions underlying the valuation of equity awards. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by our directors upon the exercise of the options or any sale of the underlying shares of common stock.
(3)As part of the annual board of directors member grants, Dr. Cahill, Dr. Chung, Ms. Foster, Mr. Kelly, Mr. Nelsen, and Dr. Schenkein received options to purchase 55,000 shares of our common stock. As of December 31, 2025, Dr. Cahill, Mr. Nelsen, and Dr. Schenkein each held options to purchase an aggregate of 139,062 shares of common stock, and Dr. Chung, Ms. Foster, and Mr. Kelly each held options to purchase an aggregate of 161,578 shares of common stock.
(4)Upon his appointment as the Executive Chair of the our board of directors, Mr. Marrazzo received options to purchase 1,000,000 shares of our common stock. In addition, for his services as a director, as part of the annual board of directors member grants, Mr. Marrazzo received options to purchase an additional 55,000 shares of our common stock. Under his advisory services agreement with the Company, the details of which are discussed in the “Item 13. Certain Relationships and Related Transactions, and Director Independence”, Mr. Marrazzo also received fees totaling $95,161 during the year ended December 31, 2025. As of December 31, 2025, Mr. Marrazzo held options to purchase an aggregate of 1,442,000 shares of common stock.
Non-Employee Director Compensation Policy
We adopted a non-employee director compensation policy in May 2022 designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors, which was amended and restated on May 17, 2024. On May 16, 2025, our board of directors approved a second amended and restated non-employee director compensation policy based upon the recommendations of our compensation committee and Alpine Rewards, our independent compensation consultant.
Under the second amended and restated policy, our non-employee directors are eligible to receive annual cash retainers (which are payable quarterly in arrears and prorated for partial years of service) and equity awards as set forth below:

Annual Retainer for Board of Directors
All non-employee members	$45,000
Additional Retainer for Board Chair	$30,000
Additional Retainer for Audit Committee
Chair	$20,000
Non-chair members	$10,000
Additional Retainer for Compensation Committee
Chair	$15,000
Non-chair members	$7,500
Additional Retainer for Nominating and Corporate Governance Committee
Chair	$10,000
Non-chair members	$5,000
In addition, our policy provides that, upon initial election or appointment to our board of directors, each new non-employee director will be granted a one-time grant of a non-statutory stock option to purchase 110,000 shares of our common stock on the date of such director’s election or appointment to our board of directors (the “Initial Director Grant”). The Initial Director Grant will vest in substantially equal annual installments over three years, subject to the non-employee director’s continued services to the Company. On the date of each annual meeting of stockholders of the Company, each non-employee director who will continue as a non-employee director following such meeting, other than a non-employee director receiving an Initial Director Grant, will be granted an annual award of a non-statutory stock option to purchase 55,000 shares of common stock (the “Annual Director Grant”). Notwithstanding the foregoing, if a non-employee director was initially elected to our board of directors on a date other than the date of an annual meeting, then upon such initial election or appointment, the non-employee director shall receive, in lieu of an Annual Director Grant, a grant that is pro-rated on a monthly basis for time served as a non-employee director between the date of the non-employee director’s initial election or appointment and the date of the next annual meeting. The Annual Director Grant (including any pro-rated amount) will vest in full on the earlier of the one-year anniversary of the grant date or on the date of our next annual meeting of stockholders, subject to the non-employee director’s continued services to the Company. Such awards are subject to fully accelerated vesting upon the sale of the Company. All vested options remain exercisable for twelve months if a non-employee director resigns from the board of directors or otherwise ceases to serve as a director.
The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director for service as a non-employee director in a calendar year period will not exceed $1,600,000 in the first calendar year such individual becomes a non-employee director and $1,000,000 in any other calendar year.
We reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our board of directors or any committee thereof.

Employee directors receive no additional compensation for their service as a director.

Item 11. Executive Compensation
Our NEOs for the fiscal year ended December 31, 2025 were:
•Allan Reine, M.D., our current Chief Executive Officer;
•Keith Gottesdiener, M.D., our former President and Chief Executive Officer from January to May 2025;
•Ann Lee, Ph.D., our Chief Technical Officer; and
•Jeremy Duffield, M.D., Ph.D., FRCP, our former Chief Scientific Officer from January to July 2025.
2025 Summary Compensation Table
The following table sets forth the compensation provided to our NEOs for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)	Total ($)
Allan Reine, M.D. (3) (4)	2025	606,212	—	2,828,798	402,000	57,177	3,894,187
Chief Executive Officer	2024	479,489	176,000	3,699,775	200,000	68,538	4,623,802
Keith Gottesdiener, M.D. (5)	2025	259,568	—	1,185,802	—	762,400	2,207,770
Former Chief Executive Officer	2024	652,792	—	1,165,030	395,010	32,785	2,245,617
Ann Lee, Ph.D. (6)	2025	505,375	—	790,075	243,960	10,706	1,550,116
Chief Technical Officer
Jeremy Duffield, M.D., Ph.D., FRCP (7)	2025	268,271	—	668,600	—	380,926	1,317,797
Former Chief Scientific Officer	2024	480,417	—	1,092,033	293,400	11,727	1,877,577
(1)Amounts reflect the aggregate grant date fair value of option awards granted during the applicable year calculated in accordance with the provisions of FASB ASC Topic 718, Compensation—Stock Compensation. Such grant date fair values do not take into account any estimated forfeitures. Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for assumptions underlying the valuation of equity awards. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by our NEOs upon the exercise of the options or any sale of the underlying shares of common stock. For the year ended December 31, 2025, Dr. Reine was granted time-based and performance-based stock options. The grant date fair value of Dr. Reine’s time-based stock option grant was $2,382,997. The grant date fair value of Dr. Reine’s performance-based stock option grant, based on probable achievement of the applicable performance metrics, was $0; the grant date fair value of such performance-based stock option grant, based on maximum achievement of the applicable performance metrics, was $556,800. Dr. Gottesdiener, Dr. Lee, and Dr. Duffield were granted only time-based stock options during the year ended December 31, 2025. Additionally, the aggregate incremental fair value, calculated in accordance with FASB ASC Topic 718, for the repricing of certain options in 2025 were $445,801 for Dr. Reine and $318,478 for Dr. Lee. Dr. Gottesdiener and Dr. Duffield were not eligible to participate in our option repricing program. Furthermore, the aggregate incremental fair value, calculated in accordance with FASB ASC Topic 718, with respect to the extension of the post-termination exercise period in 2025 for certain options held by Dr. Gottesdiener and Dr. Duffield were $293,602 and $197,002, respectively.
(2)The amounts reflect the annual cash incentive compensation earned by our NEOs for the applicable year based on our achievement of certain corporate performance goals.

(3)Dr. Reine was appointed as our Chief Executive Officer in May 2025. Prior to his appointment, Dr. Reine served as our Chief Financial Officer. Dr. Reine’s 2025 base salary represents his salary as our former Chief Financial Officer through his transition to Chief Executive Officer and, subsequently, his salary in the role as our Chief Executive Officer. Similarly, Dr. Reine’s annual bonus includes a proration for his tenure as our former Chief Financial Officer.
(4)All other compensation for Dr. Reine for 2025 consists of (i) $32,965 in reimbursements for housing expenses, which includes $8,965 for related tax gross-ups, (ii) $13,352 in reimbursement for commuting expenses, which includes $1,702 related tax gross-ups, (iii) $10,500 for matching contributions under our 401(k) plan, and (iv) $360 in wellness reimbursements.
(5)All other compensation for Dr. Gottesdiener for 2025 consists of (i) $646,067 of severance, which includes $10,000 of legal reimbursements, (ii) $99,299 in consulting fees under the KMG Consulting Agreement, which is described in greater detail below, (iii) $6,534 in reimbursements for commuting expenses, which includes $846 for related tax gross-ups, and (iv) $10,500 for matching contributions under our 401(k) plan.
(6)Dr. Lee was not an NEO for 2024. All other compensation for Dr. Lee for 2025 consists of (i) $10,500 for matching contributions under our 401(k) plan, and (ii) $206 in reimbursements for commuting expense.
(7)All other compensation for Dr. Duffield for 2025 consists of (i) $321,154 of severance payments, (ii) $48,900 in consulting fees under the Duffield Consulting Agreement, which is described in greater detail below, (iii) $10,500 for matching contributions under our 401(k) plan, and (iv) $372 in reimbursements for commuting expense.
Overview
Our executive compensation program is designed to attract, motivate and retain key employees who we believe best represent our values and can make significant contributions towards achieving our purpose of delivering a new class of differentiated one-time curative genetic therapies to address the widest spectrum of diseases by deploying our Prime Editing technology. Our program’s purpose is to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of our stockholders. Under this program, our NEOs’ compensation is based on the achievement of key strategic and business goals that were developed based on our mission. The program consists of a combination of base salary, an annual cash bonus, long-term equity incentive compensation and other employee benefits generally available to our employees, and is designed to align our executive compensation program with the interests of our stockholders by reflecting a pay-for-performance philosophy that supports our business strategy. At the same time, our board of directors believes that the program does not encourage excessive risk-taking by management.
Our compensation committee is generally responsible for determining the compensation of our executive officers (and recommending to our board of directors such compensation for our Chief Executive Officer). In setting executive base salaries and bonuses and granting equity incentive awards, the compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executive officers, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives. Our compensation committee typically reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer. For the Chief Executive Officer, our compensation committee recommends our Chief Executive Officer’s compensation for approval by our board of directors. Our compensation committee may delegate certain authorities to one of our officers, as described above in “Corporate Governance—Compensation Committee”.
Our compensation committee has the authority to engage the services of a consulting firm or other outside advisor to assist it in designing our executive compensation programs and in making compensation decisions.
During the fiscal year ended December 31, 2025, our compensation committee engaged Alpine Rewards to assist it in evaluating our executive and director compensation practices, including program design, identification of an appropriate peer group for compensation comparison purposes and providing pay benchmarking data. Alpine Rewards also provided (i) analysis and recommendations to our compensation committee regarding trends and emerging topics with respect to executive compensation; (ii) compensation programs for executives, directors and our employees generally; and (iii) stock utilization and related metrics. For further information, see “Corporate Governance—Compensation Committee—Compensation Consultant.”
Alpine Rewards reports directly to our compensation committee and did not provide any additional services other than as described above. Our compensation committee annually assesses its independence consistent with Nasdaq listing standards and concluded that the engagement of such consultant did not raise any conflict of interest.
2025 Base Salary
Our NEOs each receive a base salary to compensate them for services rendered to us. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salaries may be adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the fiscal year ended December 31, 2025, the annual base salaries for our NEOs were as follows:

Name		Annual Base Salary from January 1, 2025 through February 28, 2025	Annual Base Salary from March 1, 2025 through May 18, 2025	Annual Base Salary from May 19, 2025 through December 31, 2025
Allan Reine, M.D.	(1)	$500,000	$517,500	$665,000
Keith Gottesdiener, M.D.	(2)	$658,350	$681,500	$0
Ann Lee, Ph.D.		$491,000	$508,250	$508,250
Jeremy Duffield, M.D., Ph.D., FRCP	(2)	$483,500	$500,500	$500,500
(1)Dr. Reine was appointed as our Chief Executive Officer effective May 19, 2025. Prior to May 19, 2025, Dr. Reine served as our Chief Financial Officer.
(2)Dr. Gottesdiener’s employment with us ceased on May 18, 2025 and Dr. Duffield’s employment with us ceased on July 15, 2025. These NEOs’ base salaries were pro-rated accordingly.
2025 Annual Bonus
For the fiscal year ended December 31, 2025, each of the NEOs was eligible to earn an annual cash bonus determined by our compensation committee for NEOs other than the Chief Executive Officer and by our board of directors on the recommendation of our compensation committee, for our principal executive officer, based on our corporate performance. The target annual bonus for each of our NEOs for the fiscal year ended December 31, 2025 was equal to the percentage of the executive’s respective annual base salary as of December 31, 2025 specified below:

Name		Target Bonus Percentage
Allan Reine, M.D.	(1)	60%
Keith Gottesdiener, M.D.		60%
Ann Lee, Ph.D.		40%
Jeremy Duffield, M.D., Ph.D., FRCP		40%
(1) During his tenure as our former Chief Financial Officer, Dr. Reine’s target bonus percentage was 40%. Upon becoming our Chief Executive Officer, Dr. Reine’s target bonus percentage increased to 60%.
In 2025, annual bonuses for our Chief Executive Officer and Chief Technical Officer were based entirely on the level of corporate achievement against our 2025 corporate objectives. With respect to the fiscal year ended December 31, 2025, our compensation committee approved a cash bonus payout in an amount of 120% of target for Dr. Lee and our board of directors approved a cash bonus payout in an amount of 120% of target for Dr. Reine. Dr. Gottesdiener and Dr. Duffield did not earn any annual bonuses for 2025 as a result of their separations from us.

Equity-Based Compensation
We believe that long-term equity incentives provide our executives with a strong link to our long-term performance and create an ownership culture. These equity awards are a key aspect of our compensation philosophy and serve to align the interests of our executive officers with our stockholders, as they are tied to future increases in the value of our stock. Further, we believe that equity awards with a time-based vesting feature promote retention because this feature incentivizes our NEOs to remain in our employment during the vesting period. Additionally, we believe that equity awards with a performance-based vesting feature further incentivize our executive officers to achieve important milestones. Accordingly, our compensation committee periodically reviews the equity incentive compensation of our NEOs and may grant equity incentive awards to them from time to time. For additional information regarding outstanding equity awards held by our NEOs as of December 31, 2025, see the “Outstanding Equity Awards at Fiscal Year End” table below.
Perquisites/Personal Benefits
We do not provide significant perquisites or other personal benefits to our executive officers, including our NEOs, except for reimbursements for wellness, commuting and/or housing for certain NEOs, as well as certain related tax gross-ups as described above in the “2025 Summary Compensation Table.”
401(k) Plan
We maintain a retirement savings plan, or the 401(k) plan, that is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. U.S. employees are generally eligible to participate in the 401(k) plan, subject to certain criteria. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participants who are 60 to 63 years of age may also contribute additional amounts based on the statutory limits for super catch-up contributions. All deferrals made to the standard catch-up or the super catch-up may only be made on Roth contributions. Participant contributions are held in trust as required by law. We provide matching contributions equal to 50% of an employee’s contributions, subject to a maximum of six percent of eligible compensation.

Outstanding Equity Awards at 2025 Fiscal Year-End Table
The following table lists all outstanding equity awards held by our NEOs as of December 31, 2025. Equity awards granted prior to our IPO in October 2022 were under our 2019 Stock Option and Grant Plan, as amended from time to time, or the 2019 Plan, and equity awards granted following our IPO were under our 2022 Plan.

				Options
Name	Grant Date		Vesting Commencement Date	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Option (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Option (#)	Option Exercise Price ($)		Option Expiration Date
Allan Reine, M.D.	05/19/2025	(1)	05/19/2025	—	2,000,000	—	1.34		05/19/2035
	05/19/2025	(2)	05/19/2025	—	—	500,000	1.34		05/19/2035
	02/27/2025	(3)	02/27/2025	57,291	217,709	—	2.42		02/27/2035
	01/17/2024	(1)	01/17/2024	287,500	312,500	—	4.04	(8)	01/17/2034
	01/17/2024	(4)	01/17/2024	250,000	—	—	4.04	(8)	01/17/2034
Keith Gottesdiener, M.D.	02/28/2025	(5)	02/28/2025	104,166	395,834	—	2.52		02/28/2035
	02/25/2024	(5)	02/25/2024	45,833	54,167	—	8.32		02/25/2034
	02/25/2024	(6)	02/25/2025	200,000	—	200,000	8.32		02/25/2034
	03/31/2023	(5)	03/31/2023	342,194	155,544	—	12.30		03/31/2033
	10/27/2021	(5)	10/27/2021	241,250	—	—	3.67		10/27/2031
Ann Lee, Ph.D.	02/27/2025	(3)	02/27/2025	57,291	217,709	—	2.42		02/27/2035
	02/21/2024	(3)	02/21/2024	82,956	98,039	—	4.04	(8)	02/21/2034
	03/31/2023	(3)	03/31/2023	124,434	56,561	—	4.04	(8)	03/31/2033
	10/27/2021	(4)	10/04/2021	482,501	—	—	3.67		10/26/2031
	10/27/2021	(4)	10/04/2021	241,248	—	—	3.67		10/26/2031
Jeremy Duffield, M.D., Ph.D., FRCP	02/27/2025	(7)	02/27/2025	57,291	217,709	—	2.42		02/27/2035
	02/21/2024	(7)	02/21/2024	82,956	98,039	—	8.49		02/21/2034
	03/31/2023	(7)	03/31/2023	124,434	56,561	—	12.30		03/31/2033
	10/27/2021	(7)	10/27/2021	16,083	—	—	3.67		10/27/2031

(1)The shares underlying these options vest as follows: 25 percent vest on the 1-year anniversary of the vesting commencement date, and 1/48th of the shares vest on a monthly basis thereafter, in each case subject to the applicable NEO’s continuous service relationship with us through each applicable vesting date. The stock options are also subject to certain acceleration of vesting provisions as provided in the applicable NEO’s employment agreement.
(2)The underlying shares vest upon the achievement of pre-determined milestone(s), subject to the applicable NEO’s continuous service relationship with us through the applicable vesting date. As of December 31, 2025, the applicable milestone(s) have not been satisfied.
(3)The shares underlying these options vest in equal monthly installments over 48 months commencing on the vesting commencement date, subject to the applicable NEO’s continuous service relationship with us through each applicable vesting date. The stock options are also subject to certain acceleration of vesting provisions as provided in the applicable NEO’s employment agreement.
(4)The underlying shares are fully vested as of December 31, 2025.
(5)The shares underlying these options vest in equal monthly installments over 48 months commencing on the vesting commencement date. Under the terms of the Gottesdiener Separation Agreement, as defined and described in greater detail below, options granted to Dr. Gottesdiener while an employee will continue to vest for one additional year following the cessation of his employment, subject to Dr. Gottesdiener’s continued service relationship with us through each applicable vesting date.
(6)The underlying shares vest in four tranches (consisting of 100,000 shares each) upon the achievement of a pre-determined milestone for each tranche prior to one year additional vesting period provided for under the defined the Gottesdiener Separation Agreement, subject to Dr. Gottesdiener’s continued service relationship with us through each applicable vesting date. As of December 31, 2025, two of the four tranches have not vested.
(7)The shares underlying these options vest in equal monthly installments over 48 months commencing on the vesting commencement date and through March 31, 2026, the last date of Duffield Consulting Agreement, as defined and described in detail below, subject to Dr. Duffield’s continued service relationship with us through each applicable vesting date.
(8)All options issued under the 2019 Plan and 2022 Plan to Dr. Lee and Dr. Reine with an exercise price greater than $4.04 were repriced on August 1, 2025, as approved by our stockholders. Refer to Note 8, Stock-based Compensation, to our consolidated financial statements appearing elsewhere within this Annual Report on Form 10-K for greater detail.
Agreements with our NEOs
We have entered into a new employment agreement with Dr. Reine that was effective as of May 2025. Previously, we entered into an employment agreement with Dr. Reine that was effective as of January 2024. We entered into employment agreements with Dr. Gottesdiener, Dr. Duffield, and Dr. Lee that were effective in July 2022. We entered into a separation agreement with Dr. Gottesdiener and a consulting agreement with a limited liability company managed by Dr. Gottesdiener in May 2025. We entered into a separation agreement and consulting agreement with Dr. Duffield in July 2025.
Each of our NEOs are subject to standard confidentiality and nondisclosure, assignment of intellectual property work product and post-termination non-solicitation of employees, consultants and customers covenants and, in certain circumstances, non-competition covenants.
Allan Reine, M.D.
CEO Agreement
In connection with Dr. Reine’s appointment as our Chief Executive Officer, we entered into an Amended and Restated Employment Agreement, or the Reine CEO Employment Agreement, effective May 19, 2025. The Reine CEO Employment Agreement provides for at-will employment. The agreement also sets forth initial base salary, initial annual target bonus and eligibility to participate in our benefit plans generally. In addition, Dr. Reine is entitled to reimbursement for commuting expenses, which include all reasonable costs for his commute between his residence in New York, New York and our corporate headquarters in Cambridge, Massachusetts, as well as reimbursement for housing expenses in or near Cambridge, Massachusetts.
Pursuant to the Reine CEO Employment Agreement, in the event Dr. Reine is terminated by us without “Cause” or he resigns for “Good Reason” (as such terms are defined in the Reine CEO Employment Agreement), in each case subject to the delivery of and compliance with a fully effective separation agreement that shall include, without limitation, a general release of claims, reaffirmation of applicable restrictive covenants and, in our discretion, a one year non-competition agreement, Dr. Reine will be entitled to (i) an amount equal to the sum of (A) twelve (12) months of his then-current base salary plus (B) 1.0 times his target annual bonus for the then current year, in each case subject to reductions by any amount received by him pursuant to a restrictive covenant agreement, and (ii) subject to Dr. Reine’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premium equal to the amount we would have paid to provide health insurance had he remained employed by us until the earliest of (A) twelve (12) months following his termination, (B) his eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of his COBRA health continuation period. These amounts shall be paid out in substantially equal installments in accordance with our payroll practice over a period of twelve (12) months. In addition, subject to the delivery of the fully effective separation agreement, the bonus amount (if any) that Dr. Reine would have been paid if he had remained employed through the payment date, if such termination occurs on or after January 1 but before the date bonuses are paid for the prior year to our other executives, will be paid to Dr. Reine on the date our other executives receive their bonuses.
In the event Dr. Reine is terminated by us without “Cause” or he resigns for “Good Reason”, in each case within three months prior and 12 months following a “Change in Control” (as such terms are defined in the Reine CEO Employment Agreement), subject to the delivery of and compliance with a fully effective separation agreement (as described above), Dr. Reine will be entitled to the following, in lieu of the benefits above: (i) a lump sum cash payment equal to the sum of (A) 18 months of his then-current base salary (or his base salary in effect immediately prior to the “Change in Control,” if higher) plus (B) 1.5 times his target annual bonus for the then current year (or target in effect immediately prior to the “Change in Control,” if higher), in each case subject to reductions by any amount received by him pursuant to a restrictive covenant agreement, (ii) subject to Dr. Reine’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premium equal to the amount we would have paid to provide health insurance had he remained employed by us until the earliest of (A) 18 months from the date of his separation, (B) his eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of his COBRA health continuation period, and (iii) the bonus amount (if any) that Dr. Reine would have been paid if he had remained employed through the payment date, if such termination occurs on or after January 1 but before the date bonuses are paid for the prior year to our other executives. In addition, in the event Dr. Reine is terminated by us without Cause or he resigns for Good Reason, in each case within three months prior and 12 months following a “Change in Control,” all of the then-outstanding and unvested portion of his stock options and other stock-based awards that are subject solely to time-based vesting shall become fully vested and exercisable or non-forfeitable immediately as of the date of termination, with any such performance-based awards vesting at target.
The payments and benefits provided under the Reine CEO Employment Agreement in connection with a “Change in Control” may not be eligible for federal income tax deduction for us pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Reine in connection with a “Change in Control” would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to him.
CFO Agreement
In January 2024, we entered into an employment agreement with Dr. Reine pursuant to which we employed Dr. Reine as our former Chief Financial Officer, or the Reine CFO Employment Agreement. The agreement set forth Dr. Reine’s initial base salary, initial annual target bonus and eligibility to participate in our benefit plans generally. In addition, Dr. Reine was entitled to reimbursement for commuting expenses, which include all reasonable costs for his commute between his residence in New York, New York and our corporate headquarters in Cambridge,

Massachusetts, as well as reimbursement for housing expenses in or near Cambridge, Massachusetts, for up to $2,000 per month for 12 months from the commencement of his employment.
Keith M. Gottesdiener, M.D.
Employment Agreement
The employment agreement with Dr. Gottesdiener, or the Gottesdiener Employment Agreement, provided for at-will employment. The agreement also set forth initial base salary, initial annual target bonus and eligibility to participate in our benefit plans generally. In addition, pursuant to Amendment No. 1 to the Gottesdiener Employment Agreement, Dr. Gottesdiener was entitled to reimbursement for commuting expenses, which include all reasonable costs for his commute between his family’s residence in New York, New York and our corporate headquarters in Cambridge, Massachusetts.
Separation Agreement
In May 2025, we entered into a separation agreement with Dr. Gottesdiener, or the Gottesdiener Separation Agreement, pursuant to which Dr. Gottesdiener is entitled to receive certain severance benefits in accordance with the terms of the Gottesdiener Employment Agreement.
Pursuant to the Gottesdiener Separation Agreement, in exchange for, among other things, a release of claims, reaffirmation of applicable restrictive covenants, and a one-year non-competition agreement, Dr. Gottesdiener is entitled to (i) an amount equal to the sum of (A) 12 months of his then-current base salary plus (B) one times his target bonus (as defined in the Gottesdiener Employment Agreement) for 2025, to be paid out in substantially equal installments in accordance with our payroll practices over a period of 12 months, (ii) subject to his copayment of premium amounts at the applicable active employees’ rate and his proper election to receive COBRA health coverage, payment of the portion of the premium equal to the amount we would have paid to provide health insurance had he remained employed by us until the earliest of (A) 12 months following his termination, (B) his eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of his COBRA health continuation period.
The Gottesdiener Separation Agreement also provides that, if Dr. Gottesdiener enters into the Gottesdiener Advisor Agreement, as defined and described below, with us, he will continue to vest in his outstanding unvested equity awards during the advisory period (for up to one-year following the date of separation of employment), subject to the terms of the Gottesdiener Advisor Agreement, the applicable equity award agreements, and the 2019 Plan and 2022 Plan.
Consulting Agreement
In May 2025, pursuant to the Gottesdiener Separation Agreement and Gottesdiener Employment Agreement, we entered into a consulting agreement with KMG Strategic Consulting, LLC, or the KMG Consulting Agreement, a limited liability company managed by Dr. Gottesdiener, to provide for Dr. Gottesdiener’s continued consulting services to us.
Pursuant to the KMG Consulting Agreement, Dr. Gottesdiener will provide advice and assistance in the area of his expertise. In exchange, we agreed to pay KMG an hourly rate of $1,000 and reimburse KMG for any pre-approved actual expenses incurred. The KMG Consulting Agreement has a term of one-year unless (i) earlier terminated by one of the parties or (ii) extended upon mutual written agreement of the parties.
Advisory Services Agreement
In May 2025, pursuant to the Gottesdiener Separation Agreement and Gottesdiener Employment Agreement, we entered into an advisory services agreement with Dr. Gottesdiener, or the Gottesdiener Advisor Agreement, to retain certain non-exclusive, limited consulting and advisory services of Dr. Gottesdiener for a period of up to one year from the date of his separation.
Pursuant to the Gottesdiener Advisor Agreement, Dr. Gottesdiener will provide advice and assistance in the area of his expertise. In exchange, (i) Dr. Gottesdiener will continue to vest in his outstanding, unvested equity awards during the term of the Gottesdiener Advisor Agreement; (ii) following the termination of the Gottesdiener Advisor Agreement, the post-termination exercise period for any vested stock options as of the last date of the term of the Gottesdiener Advisor Agreement will be extended to the earlier of (A) the 48 month anniversary of the last date of the term, or (B) the original expiration of such stock options, as applicable; and (iii) we agreed to reimburse Dr. Gottesdiener for any pre-approved actual expenses incurred. The Gottesdiener Advisor Agreement has a term of one-year unless earlier terminated in accordance with the terms described therein.
Ann L. Lee, Ph.D.
The employment agreement with Dr. Lee, or the Lee Employment Agreement, provides for at-will employment. The agreement also sets forth initial base salary, initial annual target bonus and eligibility to participate in our benefit plans generally. The agreement also sets forth initial base salary, initial annual target bonus and eligibility to participate in our benefit plans generally.
Pursuant to the Lee Employment Agreement, in the event Dr. Lee is terminated by us without “Cause” or she resigns for “Good Reason” (as such terms are defined in the Lee Employment Agreement), in each case subject to the delivery of and compliance with a fully effective separation agreement that shall include, without limitation, a release of claims, reaffirmation of applicable restrictive covenants and, in our discretion, a one year non-competition agreement, Dr. Lee will be entitled to (i) an amount equal to the sum of (A) nine months of her then-current base salary plus (B) 0.75 times her target annual bonus for the then current year, in each case subject to reductions by any amount received by her pursuant to a restrictive covenant agreement, and (ii) subject to Dr. Lee’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premium equal to the amount we would have paid to provide health insurance had she remained employed by us until the earliest of (A) nine months following her termination, (B) her eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of her COBRA health continuation period. These amounts shall be paid out in substantially equal installments in accordance with our payroll practice over a period of nine months. In addition, subject to the delivery of the fully effective separation agreement, the bonus amount (if any) that Dr. Lee would have been paid if she had remained employed through the payment date, if such termination occurs on or after January 1 but before the date bonuses are paid for the prior year to our other executives, will be paid to Dr. Lee on the date our other executives receive their bonuses.
In the event Dr. Lee is terminated by us without “Cause” or she resigns for “Good Reason”, in each case within 12 months following a ”Change in Control” (as defined in the Lee Employment Agreement), subject to the delivery of and compliance with a fully effective separation agreement (as described above), Dr. Lee will be entitled to the following, in lieu of the benefits above: (i) a lump sum cash payment equal to the sum of (A) 12 months of her then-current base salary (or her base salary in effect immediately prior to the “Change in Control,” if higher) plus (B) 1.0 times her target annual bonus for the then current year (or target in effect immediately prior to the “Change in Control,” if higher), in each case subject to reductions by any amount received by her pursuant to a restrictive covenant agreement, (ii) subject to Dr. Lee’s co-payment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, payment of the portion of the premium equal to the amount we would have paid to provide health insurance had she remained employed by us until the earliest of (A) 12 months from the date of her separation, (B) her eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of her COBRA health continuation period, and (iii) the bonus amount (if any) that Dr. Lee would have been paid if she had remained employed through the payment date, if such termination occurs on or after January 1 but before the date bonuses are paid for the prior year to our other executives. In addition, in the event Dr. Lee is terminated by us without Cause or she resigns for Good Reason, in each case within 12 months following a “Change in Control” (as defined in the Lee Employment Agreement), all of the then-outstanding and unvested portion of her stock options and other stock-based awards that (i) are subject solely to time-based vesting or (ii) were granted to Dr. Lee prior to the effective date of the Lee Employment Agreement and are subject to performance-based vesting shall become fully vested and exercisable or non-forfeitable immediately as of the date of termination, with any such performance-based awards vesting at target.
The payments and benefits provided under the Lee Employment Agreement in connection with a “Change in Control” may not be eligible for federal income tax deduction for us pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Lee in connection with a “Change in Control” would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to her.
Jeremy Duffield, M.D. Ph.D., FRCP
Employment Agreement
The employment agreement with Dr. Duffield, or the Duffield Employment Agreement, provided for at-will employment. The agreement also set forth his initial base salary, initial annual target bonus and eligibility to participate in our benefit plans generally.
Separation Agreement
In July 2025, Dr. Duffield entered into a Separation Agreement with us, or the Duffield Separation Agreement, pursuant to which Dr. Duffield is entitled to receive certain severance benefits in accordance with the terms of the Duffield Employment Agreement.
Pursuant to the Duffield Separation Agreement, in exchange for, among other things, a release of claims, reaffirmation of applicable restrictive covenants, and a one-year noncompetition agreement, Dr. Duffield is entitled to (i) an amount equal to the sum of (A) nine months of his then-current base salary plus (B) 0.75 his target bonus (as defined in the Duffield Employment Agreement) for 2025, to be paid out in substantially equal installments in accordance with our payroll practices over a period of nine months, (ii) subject to his copayment of premium amounts at the applicable active employees’ rate and his proper election to receive COBRA health coverage, payment of the portion of the premium equal to the amount we would have paid to provide health insurance had he remained employed by us until the earliest of (A) 12 months following his termination, (B) his eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of his COBRA health continuation period.
The Duffield Separation Agreement also provides that his service relationship for the purposes of vesting in any of the Company’s outstanding unvested stock options ends on the later of (i) the date his employment terminated, or (ii) the termination of a consulting agreement entered into between Dr. Duffield and us in July 2025, or the Duffield Consulting Agreement. The Duffield Separation Agreement further provides that upon the termination of the Duffield Consulting Agreement, any and all stock options held by him that are outstanding and vested shall be exercisable until the date that is four months following the termination of the Duffield Consulting Agreement. In July 2025, our compensation committee approved an extension of the post-termination exercise period for such options until 12 months following the termination of the Duffield Consulting Agreement.
Consulting Agreement
In July 2025, Dr. Duffield entered into the Duffield Consulting Agreement with us, pursuant to which Dr. Duffield will provide advice and assistance in the area of his expertise. In exchange, we agree to pay Dr. Duffield an hourly rate of $600 and reimburse him for any pre-approved actual expenses incurred. The Duffield Consulting Agreement will continue until March 31, 2026, unless (i) earlier terminated by one of the parties or (ii) extended upon mutual written agreement of the parties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders
Stock options (1) (2)	17,966,867	$3.76	7,891,263
2022 Employee Stock Purchase Plan (3) (4)	—	—	1,522,025
Equity compensation plans not approved by security holders	—	—	—
Total	17,966,867	$3.76	9,413,288
(1)Number of shares to be issued pursuant to outstanding options includes 15,637,303 time-based stock options with a weighted-average exercise price of $3.76 outstanding under our 2019 Plan and our 2022 Plan, 2,029,564 performance-based stock options with a weighted-average exercise price of $4.10 under our 2019 Plan and our 2022 Plan, and 300,000 market-based stock options with a weighted-average exercise price of $1.34 under our 2022 Plan.
(2)Shares of our common stock available for future issuance as of December 31, 2025 pursuant to the 2022 Plan excludes the 9,025,700 shares that were added to the plan as a result of the automatic annual increase on January 1, 2026. The 2022 Plan provides that the number of shares reserved and available for issuance under the 2022 Plan will automatically increase on January 1, 2023 and each January 1 thereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. The Company no longer makes grants under the 2019 Plan. The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan.
(3)Number of securities to be issued upon exercise of outstanding options, warrants and rights excludes purchase rights accruing under the 2022 Employee Stock Purchase Plan, as amended from time to time, or the 2022 ESPP, because the purchase rights (and, therefore, the number of shares to be purchased) will not be determined until the end of the offering period, which will occur after December 31, 2025.
(4)Shares of our common stock available for future issuance as of December 31, 2025 pursuant to the 2022 ESPP includes shares that are expected to be issued at the close of the ESPP offering period that was ongoing at December 31, 2025, as the exact number of shares to be issued will not be known until the end of the offering period, which will occur after December 31, 2025. The 2022 ESPP provides that the number of shares common stock that may be issued under the 2022 ESPP plan shall cumulatively increase beginning on January 1, 2023 and each January 1 thereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31 or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. The Company did not add shares to the 2022 ESPP on January 1, 2026.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information, as of February 12, 2026, unless otherwise indicated, regarding the beneficial ownership of our common stock for (i) stockholders who beneficially owned more than 5% of our common stock, (ii) each of our directors and NEOs, and (iii) all of our directors and executive officers as a group.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.
In computing the number of shares beneficially owned by an individual or entity, shares of common stock subject to options, warrants, restricted stock units or other rights held by such person that are currently exercisable or have vested or that will become exercisable or will have vested within 60 days of February 12, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. On February 12, 2026, there were 180,551,436 shares of our common stock outstanding. Unless noted otherwise, the address of all listed stockholders is c/o Prime Medicine, Inc., 60 First Street, Cambridge, MA 02141.

	Shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders
David Liu (1)	20,334,460	11.26%
Entities affiliated with ARCH Venture Partners (2)	18,486,894	10.24%
Entities affiliated with GV (3)	16,562,498	9.17%
Bristol-Myers Squibb Company (4)	11,006,163	6.10%

Directors and Named Executive Officers
Allan Reine (5)	774,479	*
Keith Gottesdiener (6)	5,363,130	2.97%
Ann Lee (7)	1,128,242	*
Jeremy Duffield (8)	1,285,577	*
Thomas Cahill (9)	84,062	*
Wendy Chung (9)	106,578	*
Kaye Foster (9)	106,578	*
Michael Kelly (9)	106,578	*
Jeffrey Marrazzo (9)	564,666	*
Robert Nelsen (2) (10)	18,587,036	10.29%
David Schenkein (9)	84,062	*
All executive officers and directors as a group (11 persons)	28,190,988	15.61%
* Less than one percent.
(1)Consists of: (a) 20,240,945 shares of common stock, and (b) 93,515 shares of common stock underlying options exercisable within 60 days of February 12, 2026.
(2)Information herein is based on Schedule 13D/A filed with the SEC on August 11, 2025 by (1) ARCH Venture Fund X, L.P., or AVF X, (2) ARCH Venture Partners X, L.P., or AVP X LP, which is the sole general partner of AVF X, (3) ARCH Venture Partners X, LLC, or AVP X LLC, which is the sole general partner of AVP X LP and AVP X Overage LP (defined below), (4) ARCH Venture Fund X Overage, L.P., or AVF X Overage, (5) ARCH Venture Partners X Overage, L.P., or AVP X Overage LP, which is the sole general partner of AVF X

Overage, (6) ARCH Venture Fund XII, L.P., or AVF XII, (7) ARCH Venture Partners XII, L.P., or AVP XII LP, which is the sole general partner of AVF XII, (8) ARCH Venture Partners XII, LLC, or AVP XII LLC, which is the sole general partner of AVP XII LP, (9) Keith Crandell, or Crandell, (10) Robert Nelsen, or Nelsen, a member of our board of directors, (11) Kristina Burow, or Burow, and (12) Steven Gillis, or Gillis”, and together with Nelsen, Crandell and Burow, referred to individually as “Committee Member or collectively as either the “AVP X Investment Committee Members” or the “AVP XII Investment Committee Members. Each of the individuals and entities above shall be referred to herein as an “ARCH Reporting Person” and collectively as the “ARCH Reporting Persons.” AVP X LP and AVP X Overage LP may be deemed to beneficially own the shares held by AVF X and AVF X Overage, respectively; AVP X LLC may be deemed to beneficially own the shares held by AVF X; AVP XII LP may be deemed to beneficially own the shares held by AVF XII; AVP XII LLC may be deemed to beneficially own the shares held by AVF XII; and each of the Committee Members may be deemed to share the power to direct the disposition and vote of the shares held by AVF X, AVF X Overage and AVF XII. The ARCH Reporting Persons each disclaims beneficial ownership except to any pecuniary interest therein.
Consists of: (a) 6,128,297 shares of common stock held by AVF X, (b) 6,128,297 shares of common stock held by AVF X Overage, and (c) 6,230,300 shares of common stock held by AVF XII.
The address of all entities and individuals referenced in this footnote is 8755 W. Higgins Road, Suite 1025, Chicago, IL 60631.
(3)Information herein is based on Schedule 13G/A filed with the SEC on November 12, 2025 by GV 2019, L.P., GV 2019 GP, L.P., GV 2019 GP, L.L.C., GV 2021, L.P., GV 2021 GP, L.P., GV 2021 GP, L.L.C., GV 2023, L.P., GV 2023 GP, L.P., GV 2023 GP, L.L.C., Alphabet Holdings LLC, XXVI Holdings Inc. and Alphabet Inc. Consists of: (a) 10,100,058 shares of common stock held by GV 2019, L.P., or GV 2019, (b) 3,262,440 shares of common stock held by GV 2021, L.P., or GV 2021, and (c) 3,200,000 shares of common stock held by GV 2023, L.P., or GV 2023.
The general partner of the GV 2019, L.P., or the 2019 Partnership, is GV 2019 GP, L.P., or 2019 GP. The general partner of 2019 GP is GV 2019 GP, L.L.C., or 2019 LLC. The sole member of 2019 LLC is Alphabet Holdings LLC, or Alphabet Holdings. The sole member of Alphabet Holdings is XXVI Holdings Inc., or XXVI. The controlling stockholder of XXVI is Alphabet Inc. (Alphabet Inc., together with 2019 GP, 2019 LLC, Alphabet Holdings, and XXVI may be collectively referred to as the 2019 Partnership Affiliates. Each of the 2019 Partnership Affiliates may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) the securities directly beneficially owned by the 2019 Partnership.
The general partner of the GV 2021, L.P., or the 2021 Partnership is GV 2021 GP, L.P., or 2021 GP. The general partner of 2021 GP is GV 2021 GP, L.L.C., or 2021 LLC. The sole member of 2021 LLC is Alphabet Holdings. The sole member of Alphabet Holdings is XXVI. The controlling stockholder of XXVI is Alphabet Inc. (Alphabet Inc., together with 2021 GP, 2021 LLC, Alphabet Holdings, and XXVI may be referred to as the 2021 Partnership Affiliates). Each of the 2021 Partnership Affiliates may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) the securities directly beneficially owned by the 2021 Partnership.
The general partner of the GV 2023, L.P., or the 2023 Partnership is GV 2023 GP, L.P., or 2023 GP. The general partner of 2023 GP is GV 2023 GP, L.L.C., or 2023 LLC. The sole member of 2023 LLC is Alphabet Holdings. The sole member of Alphabet Holdings is XXVI. The controlling stockholder of XXVI is Alphabet Inc. (Alphabet Inc., together with 2023 GP, 2023 LLC, Alphabet Holdings, and XXVI may be referred to as the 2023 Partnership Affiliates. Each of the 2023 Partnership Affiliates may be deemed to indirectly beneficially own (as that term is defined in Rule 13d-3 of the Exchange Act) the securities directly beneficially owned by the 2023 Partnership.
The principal business address for all entities referenced in this footnote is 1600 Amphitheatre Parkway, Mountain View, CA 94043.
(4)Information herein is based on Schedule 13G filed with the SEC on October 4, 2024 by BMS. The address of BMS is Route 206 & Province Line Road, Princeton, NJ 08543.

(5)Consists of: (a) 125,000 shares of common stock held by Dr. Reine, and (b) 649,479 shares of common stock underlying options exercisable within 60 days of February 12, 2026.
(6)Information herein is based solely on Form 4 filed with the SEC on October 10, 2024 by the Company on behalf of Dr. Gottesdiener and on the Company’s records. Dr. Gottesdiener shareholdings consists of: (a) 2,310,837 shares of common stock held by Dr. Gottesdiener, (b) 50,241 shares of common stock held by Dr. Gottesdiener’s spouse, (c) 682,259 shares of common stock held by the Coolidge GST Trust-2022, or the Coolidge Trust Shares, and (d) 1,317,741 shares of common stock held by the Gottesdiener Family GST Trust, or the Gottesdiener Family Trust Shares. Dr. Gottesdiener disclaims beneficial ownership of the Coolidge Trust Shares and the Gottesdiener Family Trust Shares. In addition, this is also inclusive of 1,002,052 shares of common stock underlying options exercisable within 60 days of February 12, 2026.
(7)Consists of: (a) 100,000 shares of common stock held by Dr. Lee, and (b) 1,028,242 shares of common stock underlying options exercisable within 60 days of February 12, 2026.
(8)Information herein is based solely on Form 4 filed with the SEC on October 19, 2022 by the Company on behalf of Dr. Duffield and on the Company’s records. Dr. Duffield directly holds 965,001 shares of common stock. In addition, this is also inclusive of 320,576 shares of common stock underlying options exercisable within 60 days of February 12, 2026.
(9)Consists entirely of shares of common stock underlying options exercisable within 60 days of February 12, 2026.
(10)Consists of: (a) 84,062 shares of common stock underlying options exercisable within 60 days of February 12, 2026 and (b) 16,080 shares of common stock held by a trust for the benefit of Mr. Nelsen’s family members.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation arrangements for our NEOs and our directors described in Item 11, Executive Compensation, of this Annual Report on Form 10-K, set forth below is a description of transactions or series of transactions since January 1, 2024, to which we were or will be a party, and in which:
•the amount involved in the transaction exceeds, or will exceed, $120,000 (or, if less, 1% of the average of our total asset amounts at December 31, 2024 and 2025); and
•in which any of our executive officers, directors or holder of five percent or more of any class of our capital stock, including their immediate family members or affiliated entities, had or will have a direct or indirect material interest.
Participation in our Follow-on Public Offerings
Our 5% stockholders, their affiliates, and certain affiliated entities affiliated with our directors purchased an aggregate of (i) 7,200,000 shares of our common stock in our follow-on public offering in February 2024 at the public offering price, and (ii) an aggregate of 4,545,455 shares of our common stock in our follow-on public offering in August 2025 at the public offering price. The following table sets forth the number of shares of our common stock purchased by our 5% stockholders, their affiliates, and certain affiliated entities affiliated with our directors and the aggregate purchase price paid for such shares.

Stockholder(1)	Shares of common stock	Total purchase price
February 2024 follow-on public offering
GV 2023, L.P. (2)	3,200,000	$20,000,000
Entities affiliated with ARCH Venture Partners (3)	3,200,000	$20,000,000
Newpath Partners, L.P. (4)	800,000	$5,000,000
August 2025 follow-on public offering
Entities affiliated with ARCH Venture Partners (3)	3,030,303	$9,999,990
GV 2021, L.P. (2)	1,515,152	$5,000,002
(1)Additional details regarding certain of these investors and their equity holdings are provided in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K.
(2)David Schenkein serves as a member of our board of directors and is an affiliate of GV, of which GV 2021, L.P. and GV 2023, L.P. are affiliated funds. Entities affiliated with GV collectively hold more than five percent of our voting securities.
(3)Robert Nelsen serves as a member of our board of directors and is an affiliate of ARCH Venture Partners, of which ARCH Venture Fund X Overage, L.P., ARCH Venture Fund X, L.P., and ARCH Venture Fund XII, L.P. are affiliated funds. Entities affiliated with ARCH Venture Partners collectively hold more than five percent of our voting securities.
(4)Thomas Cahill serves as a member of our board of directors and is an affiliate of Newpath Partners, of which Newpath Partners, L.P. is an affiliated fund.
Agreements with BMS
Research Collaboration and License Agreement
In September 2024, we entered into the BMS Collaboration Agreement with Juno. BMS became a beneficial owner of more than 5% of our voting securities as a result of this transaction. Pursuant to the BMS Collaboration Agreement, we granted to BMS an exclusive worldwide license to certain Prime Editing technology for developing, manufacturing and commercializing ex vivo T-cell therapeutic products directed to select targets. Under the BMS Collaboration Agreement, we received a $55.0 million upfront payment and received a $55.0 million equity investment from BMS (as described below). We are also eligible to receive more than $3.5 billion in milestones, including up to $185.0 million in preclinical milestones, up to $1.2 billion in development milestones, and up to $2.1 billion in commercialization milestones, along with royalties on net sales.
Unless earlier terminated, the term of the BMS Collaboration Agreement continues until expiration of the last royalty term for the applicable product in the applicable country. The BMS Collaboration Agreement is subject to customary termination provisions, including termination by a party for the other party’s uncured, material breach.
Stock Purchase Agreement
In September 2024, we entered into a stock purchase agreement with BMS, or the BMS Purchase Agreement, pursuant to which we agreed to issue and sell, and BMS agreed to purchase, 11,006,163 shares of our common stock, or the BMS Shares, for an aggregate purchase price of $55.0 million pursuant to the terms and conditions thereof. Pursuant to the terms of the BMS Purchase Agreement, BMS has agreed not to, directly or indirectly, sell or transfer any of the BMS Shares until September 30, 2027 subject to specified conditions and exceptions. In addition, we agreed, among other things, to file with the SEC a registration statement covering the resale of the BMS Shares and to use commercially reasonable efforts to cause such registration statement to become effective on or prior to ninety (90) calendar days after closing. We filed the registration statement on Form S-3 covering the resale of the BMS Shares with the SEC on December 13, 2024, which became effective on December 20, 2024.
We have also agreed to customary indemnification obligations under the BMS Purchase Agreement.
Advisory Services Agreement with Jeffrey Marrazzo
Pursuant to an advisory services agreement with Jeffrey Marrazzo, a member of our board of directors, or the Marrazzo Agreement, dated February 29, 2024, Mr. Marrazzo agreed to provide certain professional services to the Company separate from and in addition to his service as a member of our board of directors, and we agreed to pay Mr. Marrazzo an annual fee of $50,000 per year in addition to the grant of an option to purchase 250,000 shares of the Company’s common stock.
The Marrazzo Agreement expired in February 2025. From January 1, 2024 through the termination date, we paid Mr. Marrazzo $50,000 and granted Mr. Marrazzo 250,000 stock options under the Marrazzo Agreement.
Executive Chair Agreement with Jeffrey Marrazzo
Pursuant to an executive chair agreement with Jeffrey Marrazzo, a member of our board of directors, or the Executive Chair Agreement, dated May 19, 2025, Mr. Marrazzo agreed to provide services as the executive chair of our board of directors, and we agreed to pay Mr. Marrazzo an annual fee of $100,000 per year in addition to the grant of options to purchase a total of 1,000,000 shares of the Company’s common stock consisting of (i) a time-based option to purchase 500,000 shares, (ii) a performance-based option to purchase 200,000 shares, and (iii) a stock price-based option to purchase 300,000 shares.
The Executive Chair Agreement will continue indefinitely until terminated in accordance with its terms. If the Executive Chair Agreement is terminated between six-months and one-year of its effective date, a minimum of 250,000 shares subject to the time-based option will vest.
In the event of a Sale Event (as defined in the 2022 Plan), all of the then-outstanding and unvested portions of the time-based option, 50% of the then-outstanding and unvested portions of the performance-based option, and any of the then-outstanding and unvested portions of the stock price-based option for which the applicable stock-price milestone has been satisfied in connection with the Sale Event, will become vested and exercisable.
Settlement Agreement with Myeloid
In December 2021, we entered into a research collaboration and exclusive option agreement, or the Myeloid Collaboration Agreement, with Myeloid, during which time we and Myeloid had one common board member, Dr. Cahill, who is also an affiliate of Newpath Partners, L.P. and holds more than 30% of Myeloid’s voting securities. In 2023, we terminated the Myeloid Collaboration Agreement.
In January 2024, we entered into a settlement agreement, or the Settlement Agreement, with Myeloid resolving two arbitration proceedings. Under the terms of the Settlement Agreement, the parties agreed to resolve and settle all disputes between the parties and release all claims between them relating to the Myeloid Collaboration Agreement and the arbitrations in exchange for our payment to Myeloid of $13.5 million, certain mutual covenants, and other consideration. Accordingly, for the year ended December 31, 2023, we recorded a charge of $13.5 million, and paid the $13.5 million during the year ended December 31, 2024.
Indemnification Agreements
We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors or our executive officer to the maximum extent allowed under Delaware law.
Policies for Approval of Related Party Transactions
Our board of directors reviews and approves transactions with directors, officers and holders of 5 percent or more of our voting securities and their affiliates, each a related party. The material facts as to the related party’s relationship or interest in the transaction were disclosed to our board of directors prior to their consideration of such transaction, and the transaction was not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approved the transaction. Further, when stockholders were entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction were disclosed to the stockholders, who were obligated to approve the transaction in good faith.
We adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. In reviewing any such proposal, our audit committee or other committee of independent directors are to consider the relevant facts of the transaction, including the risks, costs and benefits to us and whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5 percent beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.
Director Independence
Our common stock is listed on the Nasdaq Global Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (ii) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.
In February of 2026, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that all members of our board of directors, except Allan Reine and Jeffrey Marrazzo, are independent directors, including for purposes of Nasdaq and the SEC rules. In making that determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. We believe that the composition and functioning of our board of directors and each of our committees complies with all applicable requirements of Nasdaq and the rules and regulations of the SEC. There are no family relationships between or among any of our executive officers and directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.
There are no material legal proceedings to which any of our directors, executive officers, or affiliates is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP, or PwC, served as independent registered public accounting firm for our Company with respect to the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 The aggregate fees billed by categories of services are as follows for each of the years ended December 31:

Fee Category	2025	2024
Audit Fees (1)	$970,000	$1,092,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	2,125	2,125
Total Fees	$972,125	$1,094,125
(1)“Audit Fees” consist of fees billed for professional services performed by PwC for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, review of the registration statement on Form S-3 and Form S-8, comfort letters issued for financing, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)All other fees consist of database subscription fees.
Pre-Approval by Audit Committee of Principal Accountant Services
Our audit committee (or a subcommittee delegated to it by the audit committee) approves in advance all services proposed to be performed for our Company or its subsidiaries by any independent registered public accounting firm that performs (or proposes to perform) audit, review or attest services for our Company or its subsidiaries.

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
10.4#
Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.5#
Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.6#
Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025)

10.7#
Form of Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.8#
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

Exhibit number	Description of exhibit
10.9#
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

10.12#
Amended and Restated Employment Agreement, dated July 20, 2022, between the Registrant and Jeremy Duffield (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.13#
Amendment No. 1 to Amended and Restated Employment Agreement, dated July 6, 2023, between Registrant and Keith Gottesdiener (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2023).

10.14#
Employment Agreement, effective as of January 17, 2024, between the Registrant and Allan Reine (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 5, 2024)

10.15#
Separation Agreement, dated May 18, 2025, between the Registrant and Keith Gottesdiener (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.16#
Consulting Agreement, dated May 18, 2025, between the Registrant and KMG Strategic Consulting LLC (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.17#
Amended and Restated Employment Agreement, effective May 19, 2025, between the Registrant and Allan Reine (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.18#
Consulting Agreement, dated July 15, 2025, between the Registrant and Jeremy Duffield (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.19#
Separation Agreement, dated July 17, 2025, between the Registrant and Jeremy Duffield (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.20†
Collaboration and License Agreement, dated September 26, 2019, between Beam Therapeutics Inc. and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.21†
License Agreement, dated September 26, 2019, between The Broad Institute, Inc. and the Registrant, as amended (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.22†
Amendment No. 1 to License Agreement, dated May 5, 2020, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.23†
Amendment No. 2 to License Agreement, dated February 18, 2021, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.24†
Amendment No. 3 to License Agreement, dated December 22, 2022, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023)

10.25†
Side Letter No. 1 to License Agreement, dated September 27, 2024, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.26†
License Agreement, dated December 22, 2022, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2023)

Exhibit number	Description of exhibit
10.27†
Pledge from Prime Medicine, amended and restated August 2022, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-267579) filed with the SEC on October 17, 2022)

10.28†
Amendment No. 4 to License Agreement, dated September 11, 2025, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Reporting on Form 10-Q filed with the SEC on November 7, 2025)

10.29†
Amendment No. 5 to License Agreement, dated September 11, 2025, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Reporting on Form 10-Q filed with the SEC on November 7, 2025)

10.30†
Side Letter No. 2 to License Agreement, dated September 11, 2025, between The Broad Institute, Inc. and the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Reporting on Form 10-Q filed with the SEC on November 7, 2025)

10.31
Lease Agreement, dated as of November 22, 2021, between NW Cambridge Property Owner, LLC and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2023)

10.32+†
Securities Purchase Agreement, dated September 28, 2024, by and between Juno Therapeutics, Inc. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2024)

10.33+†
Research Collaboration and License Agreement, dated September 28, 2024, by and between Juno Therapeutics, Inc. and the Registrant (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

19.1*†	Prime Medicine, Inc. Second Amended and Restated Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm
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

Prime Medicine, Inc.

March 3, 2026	By:	/s/ Allan Reine
Allan Reine
Chief Executive Officer
POWER OF ATTORNEY AND SIGNATURES
Each person whose individual signature appears below hereby authorizes and appoints Allan Reine and Carman Alenson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Allan Reine	Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 3, 2026
Allan Reine

/s/ Carman Alenson	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2026
Carman Alenson

/s/ Thomas Cahill	Director	March 3, 2026
Thomas Cahill

/s/ Wendy Chung	Director	March 3, 2026
Wendy Chung

/s/ Kaye Foster	Director	March 3, 2026
Kaye Foster

/s/ Michael Kelly	Director	March 3, 2026
Michael Kelly

/s/ Jeff Marrazzo	Director	March 3, 2026
Jeff Marrazzo

/s/ Robert Nelsen	Director	March 3, 2026
Robert Nelsen

/s/ David Schenkein	Director	March 3, 2026
David Schenkein

PRIME MEDICINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Prime Medicine, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Prime Medicine, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
March 3, 2026
We have served as the Company's auditor since 2021.

PRIME MEDICINE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$63,032	$182,476
Short-term investments	114,648	2,998
Short-term investment — related party	—	4,968
Prepaid expenses	2,939	6,777
Other current assets	674	14,667
Total current assets	181,293	211,886
Property and equipment, net	20,572	24,404
Operating lease right-of-use assets	126,177	47,156
Restricted cash	13,691	14,062
Other assets	1,000	—
Total assets	$342,733	$297,508
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,887	$11,351
Accrued expenses and other current liabilities	12,600	15,904
Deferred revenue — related party	7,824	7,092
Operating lease liability	8,137	3,614
Total current liabilities	37,448	37,961
Deferred revenue, net of current — related party	58,127	63,218
Operating lease liability, net of current	108,290	37,180
Research and development funding liability	18,000	6,000
Total liabilities	221,865	144,359
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 180,514,014 and 131,160,842 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	2
Additional paid-in capital	1,009,138	840,358
Accumulated other comprehensive income	82	1
Accumulated deficit	(888,354)	(687,212)
Total stockholders’ equity	120,868	153,149
Total liabilities and stockholders’ equity	$342,733	$297,508
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
Collaboration revenue — related party	$4,586	$1,609
Collaboration revenue	46	1,374
Total revenue	4,632	2,983
Operating expenses:
Research and development	160,636	155,289
General and administrative	52,346	50,161
Total operating expenses	212,982	205,450
Loss from operations	(208,350)	(202,467)
Other income:
Interest income	4,149	3,522
Accretion (amortization) of investments	2,479	3,507
Change in fair value of short-term investment — related party	432	(485)
Other income, net	148	41
Total other income, net	7,208	6,585
Net loss attributable to common stockholders	$(201,142)	$(195,882)
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(1.65)
Weighted-average common shares outstanding, basic and diluted	148,758,527	118,600,381

Comprehensive loss:
Net loss	$(201,142)	$(195,882)
Change in unrealized loss on investments, net of tax	81	16
Comprehensive loss	$(201,061)	$(195,866)
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2023	97,377,121	$2	$624,414	$(15)	$(491,330)	$133,071
Issuance of common stock from public offering, net of issuance costs of $8.9 million	22,560,001	—	132,055	—	—	132,055
Issuance of pre-funded warrants, net of issuance costs of $1.2 million	—	—	18,800	—	—	18,800
Issuance of common stock under the Securities Purchase Agreement to BMS — related party (Note 9)	11,006,163	—	38,081	—	—	38,081
Issuances of common stock under the employee stock purchase plan	189,509	—	837	—	—	837
Issuances of common stock upon exercise of stock options	28,048	—	103	—	—	103
Stock-based compensation expense	—	—	26,068	—	—	26,068
Change in unrealized loss on investments, net of tax	—	—	—	16	—	16
Net loss	—	—	—	—	(195,882)	(195,882)
Balances at December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Issuance of common stock from public offering, net of issuance costs of $5.8 million	43,700,000	—	138,390	—	—	138,390
Issuance of restricted stock units	2,000,000	—	—	—	—	—
Exercise of pre-funded warrants	3,199,984	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	231,166	—	341	—	—	341
Issuance of common stock upon exercise of stock options	222,022	—	781	—	—	781
Stock-based compensation expense	—	—	29,268	—	—	29,268
Change in unrealized loss on investments, net of tax	—	—	—	81	—	81
Net loss	—	—	—	—	(201,142)	(201,142)
Balances at December 31, 2025	180,514,014	$2	$1,009,138	$82	$(888,354)	$120,868
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows used in operating activities:
Net loss	$(201,142)	$(195,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,268	26,068
Non cash lease expense	9,698	12,355
Depreciation expense	7,321	6,128
Change in fair value of short-term investment — related party	(432)	484
Amortization of premiums and discount on short-term investments	(1,937)	(3,094)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,545	(15,859)
Accounts payable	996	(5,257)
Accrued expenses and other current liabilities	(1,160)	1,843
Accrued settlement payment — related party	—	(13,500)
Deferred revenue — related party	(4,359)	70,310
Lease liability	(5,362)	(6,461)
Net cash used in operating activities	(162,564)	(122,865)
Cash flows (used in) provided by investing activities:
Maturities of investments	95,781	204,200
Sales of investments — related party	5,400	—
Purchases of investments	(205,413)	(129,449)
Purchases of property and equipment	(4,531)	(7,294)
Return (payment) of security deposit	—	1,000
Net cash (used in) provided by investing activities	(108,763)	68,457
Cash flows provided by financing activities:
Proceeds from follow-on offering, net of issuance costs	138,390	132,055
Proceeds from research and development funding liability	12,000	6,000
Net proceeds from stock option exercises	781	103
Proceeds from ESPP offerings	341	837
Proceeds from issuance of common stock under the BMS Securities Purchase Agreement — related party	—	38,081
Proceeds from issuance of pre-funded warrants, net of issuance costs	—	18,800
Net cash provided by financing activities	151,512	195,876

Net change in cash, cash equivalents, and restricted cash	(119,815)	141,468
Cash, cash equivalents, and restricted cash at beginning of period	196,538	55,070
Cash, cash equivalents, and restricted cash at end of period	$76,723	$196,538
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$76,723	$196,538
Less: restricted cash	13,691	14,062
Total cash, and cash equivalents	$63,032	$182,476

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,757	$44,935
Decrease in right-of-use assets due to lease termination	$3,120	$—
Increase in right-of-use assets upon settlement with landlord	$10,911	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$114	$1,154
The accompanying notes are an integral part of these consolidated financial statements.

PRIME MEDICINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Nature of the Business and Basis of Presentation
Prime Medicine, Inc., together with its consolidated subsidiary, or the Company, is a biotechnology company committed to delivering a new class of differentiated one-time curative treatments. The Company is deploying Prime Editing technology, which it believes is a versatile, precise, and efficient gene editing technology. The Company was incorporated in the State of Delaware in September 2019. Its principal offices are in Cambridge, Massachusetts.
Liquidity and Capital Resources
Since its inception, the Company has devoted substantially all of its resources to building its Prime editing platform and advancing development of its portfolio of programs, establishing and protecting its intellectual property, conducting research and development activities, organizing and staffing the company, business planning, raising capital and providing general and administrative support for these operations. To date, the Company has funded its operations primarily with proceeds from sales of preferred stock, public offerings of its common stock, and through payments from our collaboration partners.
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
Since its inception, the Company has incurred substantial losses. As of December 31, 2025, the Company had an accumulated deficit of $888.4 million and expects to generate operating losses and negative operating cash flows for the foreseeable future. As of December 31, 2025, the Company maintains cash, cash equivalents, short-term investments, and related party short-term investments of $177.7 million.
Going Concern
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. Based on the Company's cash, cash equivalents, and short-term investments as of December 31, 2025, the Company's current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.
The consolidated financial statements as of December 31, 2025 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
The Company will need to raise additional capital to support its continuing operations and to pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances, licensing or other arrangements with third parties, or other similar transactions. The Company may be unable to raise additional capital or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed would have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.
Basis of Presentation
The accompanying consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the ASC and Accounting Standards Updates, or ASU of the Financial Accounting Standards Board, or FASB.
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of Prime Medicine, Inc. and its wholly owned subsidiary, Prime Medicine Securities Corp., a Massachusetts securities corporation. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and restricted cash. Under its investment policy, the Company invests in U.S. Treasury, government securities, and corporate debt and maintains its cash and cash equivalents at high-

quality and accredited financial institutions in amounts that could exceed federally insured limits. Cash equivalents are invested in money market funds. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
The Company’s short-term investment — related party was obtained from the collaboration agreement with Beam Therapeutics, Inc., or Beam, which is a public company trading on the Nasdaq Exchange. At each reporting date, the Company recognizes the fair value of the short-term investment — related party on the consolidated balance sheets. Unrealized and realized gains and losses on the Company’s equity investment is included as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The costs of debt and equity securities for purposes of computing realized and unrealized gains and losses is based on the specific identification method.
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
Revenue recognition
The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.
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
Acquired In-Process Research and Development
The Company measures and recognizes asset acquisitions or licenses to intellectual property that are not deemed to be business combinations based on the cost to acquire or license the asset or group of assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions or transactions to license intellectual property. In an asset acquisition or license to intellectual property, the cost allocated to acquire in-process research and development with no alternative future use is recognized as research and development expense on the acquisition date.
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
The Company estimates the expected life of stock options using the “simplified” method, whereby, the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. Due to the lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company, including stage of product development and life science industry focus. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur. The fair value of the common stock underlying shared based awards is the quoted market price of the Company’s common stock on the date of the grant.
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

The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Year Ended December 31,
(in thousands)	2025	2024
Total revenue	$4,632	$2,983
Operating expenses:
Research and development expenses
Personnel expenses	50,661	59,988
Facility related	46,506	35,509
Research costs	35,453	41,678
General and administrative expenses:
Personnel expenses	23,026	26,569
Other segment items(1)	57,336	41,706
Total operating expenses	212,982	205,450
Total other income, net	7,208	6,585
Net loss	$(201,142)	$(195,882)
(1) Other segment items consist of professional and consultant fees, license and intellectual property fees, clinical expense, and general and administrative facility costs.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU, 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes. Upon adoption, companies will be required to disclose additional specified categories in the rate reconciliation. Companies will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for annual periods beginning after December 15, 2024, and can be applied either prospectively or retrospectively. The Company adopted the standard during the year ended December 31, 2025 and have included required disclosures in Note 11, Income Taxes.
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
In December 2025, the FASB issue ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-scope Improvements, which improves the navigability of interim reporting guidance. The ASU also addresses the form and content of financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its interim disclosures.
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
3.Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$57,282	$—	$57,282
U.S. Treasury and government securities	—	2,739	—	2,739
Corporate debt securities	—	2,698	—	2,698
Short-term investments:
U.S. Treasury and government securities	—	78,152	—	78,152
Corporate debt securities	—	36,496	—	36,496
Total cash equivalents and investments	$—	$177,367	$—	$177,367

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$178,212	$—	$178,212
Corporate debt securities	—	3,793	—	3,793
Short-term investment:
U.S. Treasury and government securities	—	2,998	—	2,998
Related party short-term investment:
Beam equity securities	4,968	—	—	4,968
Total cash equivalents and investments	$4,968	$185,003	$—	$189,971
The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$78,074	$78	$—	$78,152
Corporate debt securities	36,492	7	(3)	$36,496
Total short-term investments in debt securities	$114,566	$85	$(3)	$114,648

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$2,997	$1	$—	$2,998
The contractual maturities of the Company’s investments in debt securities held were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Due within one year	$114,648	$2,998
Marketable securities in unrealized loss positions consisted of the following:

	As of December 31, 2025:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
Corporate debt securities	8	8,446	(3)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of December 31, 2025 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
(in thousands)	2025	2024
Property and equipment:
Laboratory equipment	$29,744	$27,343
Leasehold improvement	7,911	5,136
Furniture and fixture	1,864	1,075
Computer hardware and software	1,122	869
Construction in progress	365	3,578
Total property and equipment	41,006	38,001
Less: Accumulated depreciation	(20,434)	(13,597)
Total property and equipment, net	$20,572	$24,404
Depreciation expense related to property and equipment is as follows:

	Year ended December 31,
(in thousands)	2025	2024
Depreciation expense	$7,321	$6,128

5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2025	2024
Accrued expenses and other current liabilities
Employee compensation and benefits	$7,337	$8,976
License fee	1,562	1,938
Research and clinical costs	1,997	907
Facility related	—	2,811
Other	1,704	1,272
Total accrued expenses and other current liabilities	$12,600	$15,904
6.Leases
64 Sidney Street, Cambridge, Massachusetts Lease
In July 2021, the Company entered into a non-cancelable operating lease to sublease office space located at 64 Sidney Street, Cambridge, Massachusetts. The lease commenced in April 2022 and contained escalating monthly rental payments. The lease term expired in April 2025. The lease required the Company to share in prorated expenses and property taxes based on actual amounts incurred.
60 First Street, Cambridge, Massachusetts Lease
In November 2021, the Company entered into a lease for three floors of office and laboratory space at 60 First Street, Cambridge, Massachusetts, with rent commencing in March 2024, subject to any credits pursuant to the terms of the lease, or the 60 First Street Lease. Subsequent to the initial non-cancelable term of the lease of ten years, the Company has an option to extend the lease for an additional period of ten years with the rent during the extension term being the then fair market rent. The Company secured the lease with a $13.1 million security deposit, which was recorded as restricted cash on the consolidated balance sheets as of December 31, 2025 and 2024.
Accounting Considerations
The Company determined that the lease contained three separate lease components, each of which represents a right of use that the Company can benefit from on its own and are neither highly dependent nor highly related to each other. The Company allocated the consideration among the three lease components based on their relative fair market values.
In accordance with ASC 842, the lease commenced for one of the lease components in March 2024 and the Company recorded a right-of-use asset of $44.9 million, and a corresponding lease liability of $33.6 million on the lease commencement date; this includes a reclass of $11.3 million from prepaid expenses to right-of-use asset related to build out costs which were determined to be owned by the lessor. In March 2025, the Company determined that the lease commenced on the remaining two lease components and recorded right-of-use assets of $76.8 million, and a corresponding lease liability of $78.6 million on the lease commencement date. As the exercise of the option to extend the lease term is not reasonably certain, the Company will recognize lease expense for this lease component through February 2034.
In June 2024, the Company filed a complaint in Massachusetts Superior Court against NW Cambridge Property Owner, LLC, or NWC, the Company’s landlord at 60 First Street. While the lawsuit was pending, the Company continued to make the disputed payments under the 60 First Street Lease under protest. The disputed payments were recorded within other current assets on the Company’s consolidated balance sheets and was $10.8 million as of and December 31, 2024.
In November 2025, the Company entered into a settlement agreement with NWC. Under the terms of the settlement agreement, the parties agreed to resolve and settle the lawsuit and release all claims between them relating to the disputed payments. As a result of the settlement, the Company reclassified $10.9 million of the disputed payments to right-of-use asset. This amount will be amortized over the remaining lease term of the 60 First Street Lease.
Arsenal Street, Watertown, Massachusetts Lease
In August 2024, the Company entered into the third amendment to its existing lease for approximately 16,000 square feet of combined laboratory and office space at 480 Arsenal Street, Watertown Massachusetts, or the 480 Arsenal Amendment. In September 2024, the Company entered into a new lease for approximately 48,500 square feet of combined laboratory and office space at 500 Arsenal Street, Watertown, Massachusetts, or the 500 Arsenal Lease. The landlords of the spaces at 480 Arsenal Street and 500 Arsenal Street are affiliates.
The 480 Arsenal Amendment provides the Company with an additional 9,400 square feet of combined laboratory and office space, or the Expansion Space, at no additional cost and also provides an early termination date for the existing space and the Expansion Space. The lease for space at 480 Arsenal Street, including the Expansion Space, terminated on April 30, 2025.
The 500 Arsenal Lease term commenced in December 2024 with a base term of 11 months. In December 2024, the Company began constructing improvements to the space, the construction for which was completed in 2025. Subsequent to the base term, the Company has an option to extend the lease through August 2028, which it exercised in February 2025. The Company secured the lease with a $0.6 million security deposit, which was recorded as restricted cash on the consolidated balance sheets as of December 31, 2025 and 2024. The 500 Arsenal Lease also provides a tenant improvement allowance of $2.4 million and an additional tenant improvement allowance of $1.2 million, which the Company would be obligated to repay to the landlord. The Company did not use the additional tenant improvement allowance.
Accounting Considerations
As the 480 Arsenal Amendment and the 500 Arsenal Lease met the criteria for combining contracts under ASC 842, the Company determined that both 480 Arsenal Amendment and the 500 Arsenal Lease are modifications to its existing lease at 480 Arsenal Street. Within the combined contract the Company identified two separate lease components, each of which represents a right of use that the Company can benefit from on its own and which are neither highly dependent nor highly related to the other. The Company allocated the consideration under the combined contract among the two lease components based on their relative fair market value. In calculating the allocable consideration and the fair market value of each lease component, the Company determined it is probable that it will exercise the option to extend the lease term provided under the 500 Arsenal Lease.
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
For accounting purposes, as the construction of the lessor assets were completed, the Company determined that the 500 Arsenal Lease commenced in March 2025 and recorded right-of-use assets of $7.0 million, and a corresponding lease liability of $5.5 million on the lease commencement date. Concurrently, the Company also determined that the termination of its leased space at 480 Arsenal Street was reasonably certain, and the Company recorded a $3.1 million reduction to the Company’s operating lease liability and its operating lease right-of-use asset on the consolidated balance sheet.
Summary of lease costs recognized
The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2025 and 2024.

The components of lease cost were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Lease cost:
Operating lease cost	$22,956	$15,175
Variable lease cost	9,454	5,716
Short-term lease cost	1,797	3,512
Sublease income	(212)	(168)
Total lease cost	$33,995	$24,235
The weighted-average remaining lease term and discount rate were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years)	7.9 years	8.4 years
Weighted average discount rate	12.24%	12.83%
Future annual lease payments under non-cancelable operating leases as of December 31, 2025 were as follows:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
2026	$21,703
2027	22,355
2028	22,294
2029	21,478
2030	22,123
Thereafter	74,478
Total undiscounted lease payments	184,431
Less: imputed interest	(68,004)
Total operating lease liability	$116,427
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

The pre-funded warrants met the definition of an equity instrument under ASC 815-40 and funds received were recorded as an increase in additional paid-in capital in the consolidated balance sheets. Funds received upon exercise of warrants will be recorded as common stock in the consolidated balance sheets as the exercise price represents the par value of the underlying common stock.
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
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, acting as the Company’s agent and/or principal, or the Sales Agent, with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent. Pursuant to the Sales Agreement, any shares will be sold pursuant to the automatic shelf registration statement on Form S-3ASR (File No. 333-291348) filed with the SEC on November 7, 2025, which became automatically effective upon filing, including the base prospectus contained therein. Concurrently with the filing of this Annual Report on Form 10K, the Company plans to convert the Form S-3ASR to Form S-3 by post-effective amendments. The common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of December 31, 2025, there have been no sales of common stock pursuant to the Sales Agreement.
8.Stock-Based Compensation
2019 Equity Incentive Plan
The Company’s 2019 Stock Option and Grant Plan, or the 2019 Plan, provides for the Company to grant incentive stock options, non-qualified stock options, unrestricted stock awards, restricted stock awards and other stock-based awards to the officers, employees, consultants and other key persons of the Company. The 2019 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated.
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan will increase on January 1 of each year, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. On January

1, 2026, the annual increase for the 2022 Plan resulted in an additional 9,025,700 shares authorized for issuance being added to the 2022 Plan.
As of December 31, 2025, the Company had 25,558,130 shares reserved under the 2022 Plan and the 2019 Plan, and 7,891,263 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
In February 2022, the Company’s board of directors adopted, and in October 2022 its stockholders approved, the 2022 Employee Stock Purchase Plan, or the 2022 ESPP.
The 2022 ESPP provides for an annual increase on January 1 each year through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2026. As of December 31, 2025, the Company had 1,522,025 shares available for issuance under the 2022 ESPP.
Under the 2022 ESPP, the Company issued 231,166 shares of the Company’s common stock during the year ended December 31, 2025. 189,509 shares of the Company’s common stock were issued during the year ended December 31, 2024 under the 2022 ESPP.
Stock Option Valuation
The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year ended December 31,
	2025	2024
Risk-free interest rate	3.9%	4.2%
Expected term (in years)	6.2	5.8
Expected volatility	75.8%	78.4%
Expected dividend yield	—%	—%
Time-Based Stock Options
The following table summarizes the Company’s time-based stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price[1]	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	11,410,691	$5.92	8.10	$—
Granted	7,952,594	2.21
Exercised	(222,022)	3.52
Forfeited	(3,503,960)	7.20
Outstanding at December 31, 2025	15,637,303	$3.76	7.29	$9,880
Vested and exercisable at December 31, 2025	7,184,947	$4.72	6.12	$976
Vested and expected to vest at December 31, 2025	15,637,303	$3.76	7.29	$9,880
1 Weighted-average exercise price for shares outstanding at the beginning of the period and at the end of period reflect the exercise price resulting from the one-time repricing, which is discussed in detail below.

Other information related to the time-based stock option activity of the Company was as follows:

	Year ended December 31,
	2025	2024
Weighted-average fair value of options granted	$1.57	$5.60
Intrinsic value of options exercised (in thousands)	$419	$70
As of December 31, 2025 there was $27.5 million of total unrecognized compensation cost related to time-based unvested stock options, and the Company expects to recognize such amount over a remaining weighted-average period of 2.5 years.
Performance-Based Stock Options
The Company has granted stock options to certain employees to purchase shares of common stock that contain performance-based vesting criteria related to corporate milestones. The fair value of each option grant was estimated on the date of grant. Recognition of stock-based compensation expense associated with these performance-based stock options commences when the performance condition is considered probable of achievement, using management’s best estimates, which consider the inherent risk and uncertainty regarding the future outcomes of the milestones.
The following table summarizes the Company’s performance-based stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price[1]	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	1,061,730	$5.90	8.35	$—
Granted	1,000,000	2.30
Exercised	—	—
Forfeited	(32,166)	7.96
Outstanding at December 31, 2025	2,029,564	$4.10	7.53	$1,495
Vested and exercisable at December 31, 2025	813,480	$5.26	5.88	$—
1 Weighted-average exercise price for shares outstanding at the beginning of the period and at the end of period reflect the exercise price resulting from the one-time repricing, which is discussed in detail below.
Other information related to the performance-based stock option activity of the Company was as follows:

	Year ended December 31,
	2025	2024
Weighted-average fair value of options granted	$1.76	$5.27
As of December 31, 2025 there was $3.1 million of total unrecognized compensation cost related to performance-based stock options.
Market-Based Stock Options
The Company has granted stock options to purchase shares of common stock that contain market-based vesting criteria. The fair value of each option grant was estimated on the date of grant using the Monte Carlo valuation method. Expense is recognized when the option vests upon the satisfaction of certain performance criteria tied to the Company’s stock price.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	—	$—	0.00	$—
Granted	300,000	1.34
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2025	300,000	$1.34	9.38	$641
Vested and exercisable at December 31, 2025	—	$—	0.00	$—
Other information related to the market-based stock option activity of the Company was as follows:

	Year ended December 31,
	2025	2024
Weighted-average fair value of options granted	$1.12	$—
Repricing of Certain Outstanding Stock Options
On June 22, 2025, the Company’s board of directors approved, and on August 1, 2025, or the Repricing Date, the Company’s stockholders approved, a one-time repricing, or the Option Repricing, of certain outstanding stock options granted to, and held by, certain of the Company’s current employees, including its executive officers, and members of the board of directors through the Repricing Date, or, collectively, the Eligible Optionholders, under the 2019 Plan and 2022 Plan, or collectively, the Plans. The Option Repricing impacted shares of common stock, or Eligible Options, that have exercise prices in excess of $4.04, or the Repriced Exercise Price, which was the closing trading price per share of the Company’s common stock on The Nasdaq Global Market on the Repricing Date.
Effective as of the Repricing Date, the per share exercise price of each Eligible Option held by an Eligible Optionholder on the Repricing Date was automatically reduced to the Repriced Exercise Price. Under the terms of the Option Repricing, a Repriced Option will revert to its original exercise price per share if:
i.exercised prior to the 18-month anniversary of the Repricing Date for Repriced Options held by members of the board of directors or executive officers of the Company, as applicable, or the one-year anniversary of the Repricing Date for Repriced Options held by all other employees of the Company, each referred to as a Retention Date;
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
Except as modified by the Option Repricing, all other terms and conditions of the Repriced Options, including, without limitation, any provisions with respect to vesting and term of the Repriced Options, will remain in full force and effect. As a result of the option repricing, the Company expects to recognize the incremental expense of

$5.1 million over a weighted average period of 2.3 years. As of December 31, 2025, there was $3.5 million of unrecognized incremental expense, which is expected to be recognized over a period of 1.6 years.
Performance-Based Restricted Common Stock Awards
The Company awarded performance-based restricted common stock to employees and non-employees under its 2019 Plan. The fair value of each share of performance-based restricted common stock is based on the market price of the Company's common stock on the date of grant. Performance‑based restricted common stock awards vest upon the achievement of performance‑based milestones related to corporate milestones.
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
The following table summarizes the Company’s performance-based restricted common stock award activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested restricted common stock at December 31, 2024	3,472,546	$0.06
Issued	—	—
Vested	—	—
Repurchased	—	—
Unvested restricted common stock at December 31, 2025	3,472,546	$0.06
Restricted Stock Units
During the year ended December 31, 2025, the Company issued 2,000,000 restricted stock units. Further, the Company determined that as the obligation underlying the restricted stock units were satisfied during the period, the $8.2 million expense related to the restricted stock units shall be recognized in full during the year ended December 31, 2025. The amount is recorded as research and development expense on the Company’s consolidated statements of operations.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the consolidated statements of operations and comprehensive loss:

	Year ended December 31,
(in thousands)	2025	2024
Stock-based compensation expense:
Research and development	$19,372	$12,704
General and administrative	9,896	13,364
Total stock-based compensation expense	$29,268	$26,068

9.License and Collaboration Agreements
License Agreements with Broad Institute
2019 License Agreement with Broad Institute
In September 2019, the Company entered into a license agreement with Broad Institute, Inc., or Broad Institute, for certain patents related to the field of prevention or treatment of human disease by editing or targeting DNA, or the Broad License Agreement. In subsequent periods, the Broad License Agreement has been subject to amendments. Under the Broad License Agreement, Broad Institute granted the Company (i) an exclusive, worldwide license under the licensed patent rights solely to offer for sale, sell, have sold and import products covered by such licensed patent rights, or licensed products, solely for use within the Prime Broad Field (subject to certain specified limitations and exclusions with respect to certain applications), (ii) a non-exclusive, worldwide license under the licensed patent rights solely to make, have made, offer for sale, sell, have sold, and import licensed products solely for use in the Prime Broad Field, (iii) a non-exclusive, worldwide license under the licensed patent rights solely to make, have made, offer for sale, sell, have sold and import other products that are enabled by (a) the licensed patent rights or (b) the use of certain materials transferred to the Company by Broad Institute, solely for the prevention or treatment of human diseases and (iv) a non-exclusive, worldwide license solely for internal research. Further, with respect to DNA delivery or targeting applications covered by the licensed patent rights, the exclusive license granted to the Company by Broad Institute is limited only to “prime editor” products and specifically excludes applications relating to the production or processing of small or large molecules, including for the prevention or treatment of human disease. Under the Broad License Agreement, the Company also has the right to grant sublicenses to its affiliates and third parties, subject to certain requirements. As partial consideration for the license, the Company made a upfront payment of $0.5 million to Broad Institute.
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
2022 License Agreement with Broad Institute
In December 2022, the Company entered into a second license agreement with Broad Institute, or the 2022 Broad License Agreement. Under the 2022 Broad License Agreement, Broad Institute grants to us certain rights and licenses under the patent rights it owns or controls related to MMR inhibition and prime editing improvements and specifically, (i) an exclusive, worldwide license under the licensed patent rights solely to offer for sale, sell, have sold and import products covered by such licensed patent rights, or licensed products, solely for use within the Prime Broad Field (subject to certain specified limitations and exclusions with respect to certain applications), (ii) a non-exclusive, worldwide license under the licensed patent rights solely to make, have made, offer for sale, sell, have sold, and import licensed products solely for use in the Prime Broad Field, (iii) a non-exclusive, worldwide license under the licensed patent rights solely to make, have made, offer for sale, sell, have sold and import other products that are enabled by (a) the licensed patent rights or (b) the use of certain materials transferred to us by Broad Institute, solely for the prevention or treatment of human diseases and (iv) a non-exclusive, worldwide license solely for internal research. Further, with respect to DNA delivery or targeting applications covered by the licensed patent rights, the exclusive license granted to us by Broad Institute is limited only to “prime editor” products and specifically excludes applications relating to the production or processing of small or large molecules, including for the prevention or treatment of human disease. Under the Broad License Agreement, the Company also has the right to grant sublicenses to its affiliates and third parties, subject to certain requirements.
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
Side Letter No. 1 to The Broad Institute License Agreement
In connection with the BMS Collaboration Agreement, discussed below, the Company entered into a Letter Agreement, or the First Letter Agreement, with Broad Institute in September 2024, which amends the Broad License Agreement to modify certain obligations of Company and rights of Broad Institute in relation to the BMS Collaboration Agreement as a sublicense under the Broad License Agreement. The First Letter Agreement, among other things, modifies the royalty and certain commercial milestones that the Company is obligated to pay to Broad Institute on net sales of products under the BMS Collaboration Agreement. Except as expressly stated in the 2024 Broad Amendment, all other terms and provisions of the Broad License Agreement remain in full force and effect. Amounts due to Broad Institute as a result of the BMS Collaboration Agreement are recorded as accrued expenses on the consolidated balance sheet as of December 31, 2025.
Amendment No. 4 and Amendment No. 5 to The Broad Institute License Agreement
In September 2025, the Company entered into a Fourth Amendment to License Agreement, or the Fourth Amendment, and Fifth Amendment to License Agreement, or the Fifth Amendment, and, together with the Fourth Amendment, the Amendments, with Broad Institute, which amended the Broad License Agreement, to, among other things, modify certain licensed patent applications listed therein. Except as expressly stated in the Amendments, all other terms and provisions of the Broad License Agreement shall remain in full force and effect.
Side Letter No. 2 to The Broad Institute License Agreement
In connection with the Amendments, the Company also entered into a second letter agreement, or the Second Letter Agreement, with Broad Institute in September 2025, which amends the Broad License Agreement. The Second Letter Agreement, among other things, modifies certain development milestones and related payment obligations under the BMS Collaboration Agreement. Except as expressly stated in the Second Letter Agreement, all other terms and provisions of the Broad License Agreement shall remain in full force and effect.
Broad Pledge
In February 2021, the Company committed to donate $5.0 million to Broad Institute and Harvard University annually for 14 years, commencing in 2022, or the Pledge. The Pledge is intended to be used for research and development related to new genome editing technologies, for example Prime Editing, improve on existing genome-editing technologies, identify delivery mechanisms for these technologies and apply these technologies to the understanding and treatment of rare genetic diseases. The Company can terminate the Pledge at its discretion, subject to providing one year of funding from the date of termination. In August 2022, the Company amended and restated the Pledge to clarify that the funds may be used by the laboratory of David Liu, who is a member of Broad Institute and a faculty member at Harvard.
The Company accounts for this Pledge as research and development expenses as it has access to certain data generated as a result of the Pledge. For both the years ended December 31, 2025 and 2024, the Company recognized $5.0 million of research and development expense in connection with the Pledge.
Beam Collaboration Agreement — Related Party
In September 2019, the Company entered into a collaboration agreement with Beam, or the Beam Collaboration Agreement, to collaborate on the research, development, manufacture and commercialization of certain Prime Editing products within a specified field and provide each other with access and licenses to certain proprietary technology to advance the other’s progress. Under the Beam Collaboration Agreement, the Company granted Beam an exclusive (even as to the Company and its affiliates), worldwide license under (i) certain Prime Editing technology, know-how and patent rights that the Company controls during the initial term, and improvements thereto that the Company controls for a specified number of years following the initial term, and (ii) the Company’s interest in certain jointly-owned collaboration technology, in each case, solely to develop, make, have made, use, offer for sale, sell, import and commercialize licensed products only in the Beam field. Beam granted to the Company certain non-exclusive, worldwide licenses under certain technology, know-how and patent rights, including under certain CRISPR or delivery-related technology, know-how and patent rights, that it controls during the initial term, and improvements thereto that Beam controls for a specified number of years following the initial term, solely to develop, make, have made, use, offer for sale, sell, import and commercialize products only in the Company’s field.
Subject to certain provisions, on a licensed product-by-licensed product basis, we have the right to elect to share equally with Beam in the profits and losses in the United States for Beam’s licensed products. We may exercise such right for each licensed product within a specified period of time. Any such licensed product for which we exercise such right we refer to as a collaboration product.
Before and within 30 days after the filing of an IND for a development candidate being developed under the Beam Collaboration Agreement, Beam has the option to designate up to a mid-single digit number of licensed products for which the Company is not permitted to exercise the profit share right, or the Beam Option. Under the Beam Collaboration Agreement, a licensed product for which the Company has not exercised its profit share option or for which Beam has exercised the Beam Option is collectively referred to as “protected product.” Unless the Company exercises its profit sharing option for a licensed product, Beam is solely responsible for the development and commercialization of licensed products in the Beam field under the Beam Collaboration Agreement. If Beam exercises its option for a protected product, Beam will owe Prime a payment of $5.0 million if the product is developed for non-sickle cell disease or $10.0 million if the product is developed for sickle cell disease.
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
The Company is currently engaged in arbitration proceedings with Beam regarding the Beam Collaboration Agreement. A dispute arose between the parties following the Company’s March 18, 2025 announcement that it is developing a Prime Editing-based treatment for alpha-1 antitrypsin deficiency, or AATD. On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association, or AAA, alleging that the Company has breached the Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. Beam also makes related claims for trade secret misappropriation and various business torts based on similar allegations, including allegations made on information and belief. Beam seeks both declaratory, injunctive, and monetary relief, but has not yet quantified the amount of damages it seeks. On April 18, 2025, the Company filed an arbitration demand with the AAA seeking a declaration that the Company’s AATD program is within our “Field” as defined by the Beam Collaboration Agreement. The arbitrations have been consolidated, and the consolidated proceeding remains ongoing. If the final resolution of the matter is adverse to the Company, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that the Company cease work on its AATD program and transfer such program to Beam.
Accounting Considerations
The Company concluded that the Beam Collaboration Agreement and the Beam Mutual Subscription Agreement should be combined and treated as a single arrangement for accounting purposes as the agreements were entered into contemporaneously and in contemplation of one another. The Company determined that the combined agreements are accounted for under ASC 606. The Company identified the following performance obligations: (i) exclusive, worldwide license to certain Prime patents, (ii) non-exclusive, worldwide licenses to CRISPR technology and (iii) joint research committee participation.
The Company also evaluated whether the Beam Option and the Company’s right to elect collaboration products in the Beam Collaboration Agreement represented material rights that would give rise to a performance obligation and concluded that neither the Beam Option nor the Company’s right to elect collaboration products convey a material right to Beam and therefore are not considered separate performance obligations within the Beam Collaboration Agreement. There have been no protected product or collaboration products to date. Under the Beam Collaboration Agreement, the Company is eligible to receive certain milestones and royalties regardless of whether any options are exercised, which are considered variable consideration. At each reporting period, the Company evaluates whether milestones are considered probable of being reached and, to the extent that a significant reversal would not occur in future periods, estimates the amount to be included in the transaction price. During the years ended December 31, 2025 and 2024 the Company did not receive any milestone payments and all variable consideration related to the Beam Collaboration Agreement remained fully constrained. The Company assessed the above promises and determined that the exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology represent performance obligations within the scope of ASC 606. The exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology are considered functional intellectual property and distinct from other promises under the contract. The exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology are considered functional licenses that are distinct in the context of the Beam Collaboration Agreement as Beam can benefit from the licenses on its own or together with other readily available resources. As the exclusive license for certain Prime products and non-exclusive licenses to CRISPR technology are delivered at the same time, they are considered one performance obligation at contract inception. The joint research committee performance promise is immaterial in the context of the contract.
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
The Company recognizes revenue for the license performance obligations at a point in time, as control of these licenses are transferred upon issuance and Beam could begin to use and benefit from the licenses. There was no revenue recognized under the Beam Collaboration Agreement during the years ended December 31, 2025 or 2024.
The change fair value of the related party short-term investment consisting of Beam shares are recognized as unrealized gain (loss) in the consolidated statements of operations and comprehensive loss.
Bristol-Myers Squibb — Related Party
In September 2024, the Company entered into the BMS Collaboration Agreement with Juno Therapeutics, Inc., a wholly-owned subsidiary of Bristol-Myers Squibb, or BMS. Under the terms of the BMS Collaboration Agreement, the Company granted to BMS an exclusive worldwide license to certain Prime Editing technology for developing, manufacturing and commercializing ex vivo T-cell therapeutic products directed to select targets. Additionally, on the Effective Date, the Company entered into the BMS Purchase Agreement with BMS, pursuant which the Company agreed to sell and issue shares of its common stock to BMS.
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
Revenue recognized from the BMS Collaboration Agreement was as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Collaboration revenue — related party	$4,586	$1,609
Supplemental information related to the BMS Collaboration Agreement consisted of the following:

	December 31,
(in thousands)	2025	2024
Deferred revenue — related party	$7,824	$7,092
Deferred revenue, net of current — related party	58,127	63,218
Cystic Fibrosis Foundation
In July 2025, the Company entered into an agreement with the Cystic Fibrosis Foundation, or CFF, under which CFF has agreed to provide up to $24 million in additional funding to accelerate the development of Prime Editors designed to permanently correct cystic fibrosis-related lung disease. The $24 million funding includes two equal tranches, subject to certain closing conditions and scientific milestones. The first tranche included a $6 million cash funding, or Royalty Funding, received in August 2025, and a $6 million equity investment in the Company, which was received as part of the August 2025 offering. Any proceeds under the second tranche are payable subject to achieving specific milestones which have not been achieved to date. The Company is obligated to return any of the Royalty Funding not used in development of the program covered by this agreement.
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

Accounting Considerations
Due to the Company’s obligation to repay the Royalty Funding in the event of a change in control regardless of the outcome of the research and development associated with the payment, the Company determined that CFF’s $6 million Royalty Funding represented a liability. This amount, along with the $12.0 million received under the CFF agreement entered into in 2024, half of which was received in 2024 and half of which was received in 2025, is recorded as research funding liability on the condensed consolidated balance sheets.
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

	Year Ended December 31,
	2025	2024
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	16,450,783	11,900,921
Unvested restricted common stock awards	3,472,546	3,497,474
Total anti-dilutive common stock equivalents	19,923,329	15,398,395
Basic and diluted loss per share is computed by dividing net loss by the weighted-average common shares outstanding:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(201,142)	$(195,882)
Denominator:
Weighted-average common shares outstanding, basic and diluted	148,758,527	118,600,381
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(1.65)
The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculations for the year ended December 31, 2024 includes the weighted-average effect of pre-funded warrants sold by the Company to purchase 3,200,005 shares of the Company's common stock. The shares of common stock underlying the pre-funded warrants are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested, and the pre-funded warrants are immediately exercisable upon their issuance date. Refer to Note 7, Stockholder’s Equity, for details on the holder’s May 2025 exercise of the pre-funded warrants.

11.Income Taxes
The Company did not have any income tax expense (benefit) during the years ended ended December 31, 2025 or 2024. A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 is as follows:

	Rate (%)		Amount (in thousands)
U.S. federal statutory tax rate	21.0%	Year Ended	$(42,240)
State and local taxes, net of federal effect	—%	Year Ended	—
Tax credits		Year Ended
Research and development credit	2.3%	Year Ended	(4,634)
Changes in valuation allowances	(22.3)%	Year Ended	44,865
Nontaxable or nondeductible items		Year Ended
Stock compensation	(0.3)%	Year Ended	633
162(m) Comp Limit	—%	Year Ended	62
Other items	(0.1)%	Year Ended	291
Other Adjustments	(0.6)%	Year Ended	1,023
Effective income tax rate	—%	Year Ended	$—
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2024 is as follows:

Rate (%)
Federal income tax expense at statutory rate	21.0%
State income taxes, net of federal benefit	7.4%
Tax credits	2.6%
Permanent differences	(0.9)%
Other	0.8%
Change in valuation allowance	(30.8)%
Effective income tax rate	—%

Net deferred tax assets (liabilities) consisted of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Capitalized research and development costs	$50,092	$74,605
U.S. and state net operating loss carryforwards	116,777	61,501
Depreciation and amortization	14,060	12,829
Tax credits	30,004	22,986
Accrual	19,830	2,334
Lease Liability	31,826	12,228
Stock Compensation	11,315	6,005
Other	—	141
Total deferred tax assets	273,904	192,629
Deferred tax liabilities:
Right of Use Asset	(34,491)	(12,852)
Total deferred tax liabilities	(34,491)	(12,852)
Valuation allowance	(239,413)	(179,777)
Net deferred tax assets (liabilities)	$—	$—
The following is a summary of the Company’s net operating loss and tax credit carryforwards, both of which may be available to reduce future tax liabilities:

	December 31,
(in thousands)	2025	2024
U.S. federal net operating loss - do not expire	$429,230	$226,904
State net operating loss - expire at various dates beginning in 2039	421,882	219,351
Federal research and development tax credits - expire at various dates beginning in 2040	19,717	15,082
State research and development tax credits - expire at various dates beginning in 2036	13,021	10,005
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
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, or the Act, into law. The legislation includes several changes to federal tax law that are designed to allow for more favorable deductibility of certain business expenses and more favorable rules for determining the limitation on business interest expense. The

Company will continue to capitalize foreign R&D costs this year and amortize over 15 years. For US R&D costs, the Company expensed 2025 expenses and continues to amortize previously capitalized R&D costs over the original 5-year life. For the years ended December 31, 2025 and 2024, the Company capitalized foreign R&D costs of $11.7 million and $8.3 million, respectively.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception, expectation of future losses and lack of other positive evidence. For the years ended December 31, 2025 and 2024, the Company was in a net deferred tax asset position and therefore recorded a valuation allowance against the portion of its deferred tax assets that cannot be fully supported by the future reversal of existing deferred tax liabilities. The Company reevaluates the positive and negative evidence at each reporting period.
For the year ended December 31, 2025, the valuation allowance increased primarily due to the increases in net operating loss carryforwards, capitalized research and development costs, and research and development tax credit carryforwards. The changes in the valuation allowance were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Valuation allowance at beginning of year	$179,777	$119,250
Increases (decreases) recorded to income tax provision	59,636	60,527
Valuation allowance at end of year	$239,413	$179,777
The Company assesses the uncertainty in its income tax positions to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than 50 percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. As of December 31, 2025, the Company had not recorded any reserves for uncertain tax positions or related interest and penalties.
The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all years in which a loss carryforward is available. As of December 31, 2025, there were no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present.
12.Commitments and Contingencies
Leases
The Company’s commitments under its operating leases are described in Note 6, Leases.
License and Collaboration Agreements
The Company entered into various license and collaboration agreements under which it is obligated to make fixed and contingent payments as described in Note 9, License and Collaboration Agreements.
Legal Proceedings
From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. Except as described in Note 9, License and Collaboration Agreements, we do not have any ongoing legal proceedings that, based on our estimates, could have a material effect on our consolidated financial statements.
13.Related Party Transactions
Agreements with Jeffrey Marrazzo
In February 2024, the Company entered into an advisory services agreement, or Marrazzo Agreement, with Jeffrey Marrazzo, a member of the board of directors. Under the Marrazzo Agreement, Mr. Marrazzo agreed to provide certain professional services to the Company separate from and in addition to his service as a member of our board of directors. For his services, the Company agreed to pay Mr. Marrazzo an annual fee of $50,000 per year in addition to the grant of an option to purchase 250,000 shares of the Company’s common stock, which has a grant date fair value of $1.5 million. The Marrazzo Agreement expired in February 2025.
Additionally, Mr. Marrazzo and the Company entered into an executive chair agreement, or the Executive Chair Agreement, in May 2025. Under the Executive Chair Agreement, Mr. Marrazzo agreed to provide services as the executive chair of our board of directors, and the Company agreed to pay Mr. Marrazzo an annual fee of $100,000 per year in addition to the grant of options to purchase a total of 1,000,000 shares of the Company’s common stock consisting of (i) a time-based option to purchase 500,000 shares, (ii) a performance-based option to purchase 200,000 shares, and (iii) a market-based option to purchase 300,000 shares. The grant of options has a aggregate grant date fair value of $1.0 million.
The Executive Chair Agreement will continue indefinitely until terminated in accordance with its terms. If the Executive Chair Agreement is terminated between six-months and one-year of its effective date, a minimum of 250,000 shares subject to the time-based option will vest.
In the event of a Sale Event (as defined in the 2022 Plan), all of the then-outstanding and unvested portions of the time-based option, 50% of the then-outstanding and unvested portions of the performance-based option, and any of the then-outstanding and unvested portions of the market-based option for which the applicable stock-price milestone has been satisfied in connection with the Sale Event, will become vested and exercisable.
Bristol-Myers Squibb
In September 2024, the Company and BMS, a related party, entered into the BMS Collaboration Agreement and the BMS Purchase Agreement. BMS is a related party due to its share of ownership of the Company. For amounts recognized under the BMS Collaboration Agreement, refer to Note 9, Licenses and Collaboration Agreements.