Form 10-Q
period 2026-03-31
Prime Medicine, Inc.
filed 2026-05-07
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of April 30, 2026, the registrant had 180,617,451 shares of common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements, which are based on management’s belief and assumptions and on information currently available to our management. These statements involve substantial risks, assumptions and uncertainties. The words “anticipate,” “believe,” “envision,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•the effect of unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions or geopolitical developments, including inflationary pressures and capital market disruptions, changes in or disruptions of U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, military conflicts, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our securities and our ability to access capital markets;
•our expectations regarding the anticipated timeline of our cash runway, future financial performance and our ability to continue as a going concern; and
•other risks and uncertainties, including those listed under the caption “Risk Factors.”
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and these statements may be affected by inaccurate assumptions or by known or unknown risks and uncertainties. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in subsequent Securities and Exchange Commission, or SEC, filings, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Unless otherwise disclosed, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.
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
This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Such information is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained statistical and other industry and market data from our own internal estimates and research, as well as from reports, industry publications and research, surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, if any, our Annual Report on Form 10-K that was filed with the SEC on March 3, 2026, and in other SEC filings.

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026

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
We intend to apply for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ®, SM and ™ symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$64,106	$63,032
Short-term investments	71,391	114,648
Prepaid expenses	1,971	2,939
Other current assets	421	674
Total current assets	137,889	181,293
Property and equipment, net	18,816	20,572
Operating lease right-of-use assets	123,334	126,177
Restricted cash	13,691	13,691
Other assets	1,000	1,000
Total assets	$294,730	$342,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,325	$8,887
Accrued expenses and other current liabilities	8,098	12,600
Deferred revenue — related party	7,320	7,824
Operating lease liability	8,546	8,137
Total current liabilities	36,289	37,448
Deferred revenue, net of current — related party	57,775	58,127
Operating lease liability, net of current	105,966	108,290
Research and development funding liability	18,000	18,000
Total liabilities	218,030	221,865
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 180,615,514 and 180,514,014 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,014,175	1,009,138
Accumulated other comprehensive (loss) income	(1)	82
Accumulated deficit	(937,476)	(888,354)
Total stockholders’ equity	76,700	120,868
Total liabilities and stockholders’ equity	$294,730	$342,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue:
Collaboration revenue — related party	$856	$1,454
Operating expenses:
Research and development	34,105	40,562
General and administrative	17,405	13,284
Total operating expenses	51,510	53,846
Loss from operations	(50,654)	(52,392)
Other income:
Interest income	1,021	1,182
Accretion (amortization) of investments	460	339
Change in fair value of short-term investment — related party	—	(1,056)
Other income, net	51	37
Total other income, net	1,532	502
Net loss attributable to common stockholders	$(49,122)	$(51,890)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.40)
Weighted-average common shares outstanding, basic and diluted	177,096,225	130,884,490

Comprehensive loss:
Net loss	$(49,122)	$(51,890)
Change in unrealized (loss) income on investments, net of tax	(83)	(16)
Comprehensive loss	$(49,205)	$(51,906)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2025	180,514,014	$2	$1,009,138	$82	$(888,354)	$120,868
Issuance of common stock upon exercise of stock options	101,500	—	393	—	—	393
Stock-based compensation expense	—	—	4,644	—	—	4,644
Change in unrealized income (loss) on investments, net of tax	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(49,122)	(49,122)
Balance as of March 31, 2026	180,615,514	$2	$1,014,175	$(1)	$(937,476)	$76,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Stock-based compensation expense	—	—	5,681	—	—	5,681
Change in unrealized income (loss) on investments, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(51,890)	(51,890)
Balance as of March 31, 2025	131,160,842	$2	$846,039	$(15)	$(739,102)	$106,924
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows used in operating activities:
Net loss	$(49,122)	$(51,890)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,644	5,681
Non cash lease expense	2,843	2,413
Depreciation expense	1,856	1,700
Amortization of premiums and discount on short-term investments	(431)	(164)
Change in fair value of short-term investment — related party	—	1,056
Changes in operating assets and liabilities:
Collaboration receivable — related party	—	(17)
Prepaid expenses and other current assets	1,221	(789)
Accounts payable	3,552	1,884
Accrued expenses and other current liabilities	(4,502)	(6,655)
Deferred revenue — related party	(856)	(1,438)
Lease liabilities	(1,915)	(638)
Net cash used in operating activities	(42,710)	(48,857)
Cash flows provided by (used in) investing activities:
Maturities of investments	50,888	3,000
Purchases of investments	(7,283)	(48,320)
Purchases of property and equipment	(214)	(2,422)
Net cash provided by (used in) investing activities	43,391	(47,742)
Cash flows provided by financing activities:
Net proceeds from stock option exercises	393	—
Proceeds from research and development funding liability	—	6,000
Net cash provided by financing activities	393	6,000

Net change in cash, cash equivalents, and restricted cash	1,074	(90,599)
Cash, cash equivalents, and restricted cash at beginning of period	76,723	196,538
Cash, cash equivalents, and restricted cash at end of period	$77,797	$105,939
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$77,797	$105,939
Less: restricted cash	13,691	14,062
Total cash, and cash equivalents	$64,106	$91,877

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$83,757
Decrease in right-of-use assets due to lease termination	$—	$3,120
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$985
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
Since its inception, the Company has incurred substantial losses and, as of March 31, 2026, the Company had an accumulated deficit of $937.5 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. As of March 31, 2026, the Company maintains cash, cash equivalents, and short-term investments of $135.5 million.
Going Concern
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company's cash, cash equivalents, and short-term investments as of March 31, 2026, the Company's current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of March 31, 2026 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Basis of Presentation
The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, or the U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the ASC and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026.
2.Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in Note 2, Summary of significant accounting policies, in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026. Since the date of those financial statements, there have been no material changes to its significant accounting policies, except as noted below.
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
Our chief executive officer, who is the CODM, manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual net loss verses the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenue	$856	$1,454
Operating expenses:
Research and development expenses
Personnel expenses	11,053	14,800
Facility related	10,266	10,969
Research costs	7,260	11,036
General and administrative expenses:
Personnel expenses	5,532	7,156
Other segment items (1)	17,399	9,885
Total operating expenses	51,510	53,846
Total other income, net	1,532	502
Net loss	$(49,122)	$(51,890)
(1) Other segment items consist of professional and consultant fees, license and intellectual property fees, and general and administrative facility costs.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-scope Improvements, which improves the navigability of interim reporting guidance. The ASU also addresses the form and content of financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its interim disclosures.
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
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of March 31, 2026:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$62,762	$—	$62,762
Corporate debt securities	—	1,000	—	1,000
Short-term investments:
U.S. Treasury and government securities	—	47,374	—	47,374
Corporate debt securities	—	24,017	—	24,017
Total cash equivalents and investments	$—	$135,153	$—	$135,153

	As of December 31, 2025:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$57,282	$—	$57,282
U.S. Treasury and government securities	—	2,739	—	2,739
Corporate debt securities	—	2,698	—	2,698
Short-term investment:
U.S. Treasury and government securities	—	78,152	—	78,152
Corporate debt securities		36,496		36,496
Total cash equivalents and investments	$—	$177,367	$—	$177,367

The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of March 31, 2026:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$47,363	$12	$(1)	$47,374
Corporate debt securities	24,029	—	(12)	24,017
Total short-term investments in debt securities	$71,392	$12	$(13)	$71,391

	As of December 31, 2025:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$78,074	$78	$—	$78,152
Corporate debt securities	36,492	7	(3)	36,496
Total short-term investments in debt securities	$114,566	$85	$(3)	$114,648
The contractual maturities of the Company’s investments in debt securities were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Due within one year	$71,391	$114,648
Marketable securities in unrealized loss positions consisted of the following:

	As of March 31, 2026:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	3	$2,487	$(1)
Corporate debt securities	19	$21,774	$(12)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of March 31, 2026 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.

4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Property and equipment:
Laboratory equipment	$30,019	$29,744
Leasehold improvement	7,911	7,911
Furniture and fixture	1,864	1,864
Computer hardware and software	1,122	1,122
Construction in progress	190	365
Total property and equipment	41,106	41,006
Less: Accumulated depreciation	(22,290)	(20,434)
Total property and equipment, net	$18,816	$20,572
Depreciation expense related to property and equipment is as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation expense	$1,856	$1,700
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued expenses and other current liabilities
Research and clinical costs	$2,197	$1,997
Employee compensation and benefits	2,190	7,337
License fee	1,562	1,562
Other	2,149	1,704
Total accrued expenses and other current liabilities	$8,098	$12,600
6.Leases
The Company leases office and laboratory space under various non-cancelable operating leases. The Company’s significant lease agreements are disclosed in Note 9, Leases, in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026. Since the date of those financial statements, there have been no changes to the Company’s significant agreements.

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2026:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2026	$16,352
2027	22,355
2028	22,294
2029	21,478
2030	22,123
Thereafter	74,478
Total undiscounted lease payments	179,080
Less: imputed interest	(64,568)
Total operating lease liability	$114,512
7.Stockholder’s Equity
Common Stock
Under the Company’s Third Amended and Restated of Certificate of Incorporation, as amended, the Company’s common stock had a par value of $0.00001 and each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors, or the Board of Directors.
At-The-Market Equity Program
In November 2023, the Company entered into Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, acting as the Company’s agent and/or principal, or the Sales Agent, with respect to an “at the market offering” program under which the Company may, from time to time, at its sole discretion, issue and sell shares of its common stock having an aggregate offering price of up to $300.0 million through the Sales Agent, or the 2023 ATM Program. Pursuant to the Sales Agreement, any shares will be sold pursuant to the shelf registration statement on Form S-3 (File No. 333-291348), originally filed with the SEC on Form S-3ASR on November 7, 2025, and converted to Form S-3 by post-effective amendments effective March 4, 2026, including the base prospectus and sales agreement prospectus contained therein (as amended), or the New Registration Statement. Any shares will be sold pursuant to the New Registration Statement and the sales agreement prospectus filed therewith, or the ATM Prospectus, which covers the offer and sale of shares of the Company’s common stock under the 2023 ATM Program having an aggregate offering price of up to $200.0 million of the $300.0 million authorized under the Sales Agreement. If the Company wishes to offer and sell additional shares of its common stock under the Sales Agreement in excess of the $200.0 million registered under the New Registration Statement, for up to an additional $100.0 million, the Company must file with the SEC one or more additional prospectus supplements to register under the Securities Act, the offer and sale of any such additional shares. The common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary.
As of March 31, 2026 and as of the date these condensed consolidated financial statements are issued, the Company has not sold any shares of common stock under the ATM Prospectus.
8.Stock-Based Compensation
2019 Stock Option and Grant Plan
The Company’s 2019 Stock Option and Grant Plan, or the 2019 Plan, provided for the Company to grant incentive stock options, non-qualified stock options, unrestricted stock awards, restricted stock awards and other stock-based awards to the officers, employees, consultants and other key persons of the Company. In October 2022, in connection with the closing of the Company’s initial public offering, the Board of Directors determined that no further awards would be granted under the 2019 Plan.
2022 Stock Option and Incentive Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Stock Option and Incentive Plan, or the 2022 Plan, which became effective on October 18, 2022. The 2022 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2022 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Board of Directors. On January 1, 2026, the annual increase resulted in an additional 9,025,700 shares authorized being added to the 2022 Plan. As of March 31, 2026, the Company had 34,482,330 shares reserved under the 2022 Plan and the 2019 Plan, and 11,573,377 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan, or the 2022 ESPP, which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2026. As of March 31, 2026, the Company had 1,522,025 shares available for issuance under the 2022 ESPP.
During the three months ended March 31, 2026, the Company issued no shares of the Company’s common stock under the 2022 ESPP.
Stock Options
The following table summarizes the Company’s time-based stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2025	15,637,303	$3.76
Granted	5,369,115	3.59
Exercised	(101,500)	3.86
Cancelled or forfeited	(25,529)	6.83
Outstanding at March 31, 2026	20,879,389	$3.71
Options vested and exercisable at March 31, 2026	7,875,474	$4.69
Options vested and expected to vest at March 31, 2026	20,879,389	$3.71

As of March 31, 2026, there was $36.5 million of total unrecognized compensation cost related to time-based stock options, including incremental expense related to the Company’s option repricing announced in August 2025. The Company expects to recognize such amount over a remaining weighted-average period of 2.9 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2025	2,029,564	$4.10
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Outstanding at March 31, 2026	2,029,564	$4.10
Vested and exercisable at March 31, 2026	813,480	$5.26
As of March 31, 2026, there was $3.1 million of total unrecognized compensation cost related to performance-based stock options.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock-based compensation expense:
Research and development	$2,453	$2,856
General and administrative	2,191	2,825
Total stock-based compensation expense	$4,644	$5,681
9.Significant Agreements
The Company’s significant agreements are disclosed in Note 9, License and Collaboration Agreements, in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026. Since the date of those financial statements, there have been no changes to the Company’s significant agreements except those discussed below.

Bristol-Myers Squibb — Related Party
Supplemental information related to the Research Collaboration and License Agreement, or the BMS Collaboration Agreement, with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company, or BMS, consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Deferred revenue — related party	$7,320	$7,824
Deferred revenue, net of current — related party	$57,775	$58,127

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue recognized that was included in contract liability at the beginning of the period	$856	$1,419
As of March 31, 2026, the aggregate amount of the transaction price allocated to performance obligations under the BMS Collaboration Agreement that are partially unsatisfied was $65.1 million. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation.
Beam Collaboration Agreement — Related Party
The Company is currently engaged in arbitration proceedings with Beam Therapeutics, Inc., or Beam, regarding the parties’ collaboration and license agreement, or the Agreement. A dispute arose between the parties following the Company’s March 18, 2025 announcement that it is developing a Prime Editing-based treatment for alpha-1 antitrypsin deficiency, or AATD. On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association, or AAA, alleging that the Company has breached the Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Agreement. Beam also made related claims for trade secret misappropriation and various business torts based on similar allegations. Beam seeks both declaratory, injunctive, and monetary relief. On April 18, 2025, the Company filed an arbitration demand with the AAA seeking a declaration that the Company’s AATD program is within our “Field” as defined by the Agreement. The arbitrations were consolidated and a hearing was conducted earlier this year. The Company is currently waiting for the arbitrators’ decision and final resolution. If the final resolution of the matter is adverse to the Company, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that the Company cease work on its AATD program and transfer such program to Beam.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss attributable to common stockholders	$(49,122)	$(51,890)
Denominator:
Weighted-average common shares outstanding, basic and diluted	177,096,225	130,884,490
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.40)

Diluted net loss per share available to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, outstanding time-based stock options to purchase common stock, vested performance-based stock options to purchase common stock, and unvested performance-based restricted stock awards were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common stockholders, diluted net loss per share available to common stockholders is the same as basic net loss per share available to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Anti-dilutive common stock equivalents:
Options to purchase common stock	21,692,869	15,919,190
Unvested performance-based restricted common stock awards	3,472,546	3,472,543
Total anti-dilutive common stock equivalents:	25,165,415	19,391,733

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 3, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a biotechnology company focused on developing a new class of genetic medicines designed to provide durable, and potentially curative, treatment options for patients with diseases driven by defined genetic alterations, acquired cellular dysfunction, or dysregulated gene expression.
We are advancing our in vivo programs to cure two of the largest genetic liver diseases, Wilson Disease and AATD. Both programs are currently in late stages of pre-clinical development and are on track for IND and/or Clinical Trial Application filings in the first half of 2026 for Wilson Disease and the middle of 2026 for AATD. We intend to leverage the modularity of our platform to expeditiously and efficiently develop these programs supported by our universal liver lipid nanoparticle along with potential regulatory, clinical and other synergies from our modular technology.
We also continue to advance our in vivo Cystic Fibrosis program with support from Cystic Fibrosis Foundation and our efforts to develop Prime Edited CAR-T products for hematology, immunology, and oncology in partnership with BMS. In addition, we will continue to pursue additional business development opportunities to accelerate innovation, ensure the broadest application of Prime Editing, and further bolster our financial resources.
In August 2025, we announced additional data from the first patient dosed and initial data from the second patient dosed in our Phase 1/2 trial in CGD. We continue to engage in regulatory dialogue with the FDA toward a potential Biologics License Application filing for PM359.
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
Other Income (Expense)
Other income (expense), net primarily consists of interest and amortization related to our short-term investments.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Research and development expenses:
Personnel expenses	$11,053	$14,800	$(3,747)
Facility related	10,266	10,969	(703)
Research costs	7,260	11,036	(3,776)
Clinical expenses	2,366	1,173	1,193
Professional and consultant fees	1,910	1,159	751
License, intellectual property fees, and other	1,250	1,425	(175)
Total research and development expenses	$34,105	$40,562	$(6,457)
The $6.5 million decrease in research and development expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by:
•$3.8 million decrease in research costs due to the deprioritization of our CGD programs as we strategically focus our internal efforts on advancing our in vivo liver franchise; and
•$3.7 million decrease in personnel expenses, driven primarily by fewer R&D personnel resulting from the workforce reduction announced in May 2025.
These were offset by a $1.2 million increase in clinical expenses as we advance our Wilson Disease and AATD programs.
General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
General and administrative expenses:
Professional and consultant fees	$8,945	$3,272	$5,673
Personnel expenses	5,532	7,156	(1,624)
Facility related and other	2,928	2,856	72
Total general and administrative expenses	$17,405	$13,284	$4,121
The $4.1 million increase in general and administrative expenses for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by a $5.7 million increase in professional and consultant fees, a majority of which are arbitration-related legal expenses. This was offset by a $1.6 million decrease in personnel expenses driven primarily by fewer G&A personnel resulting from the workforce reduction announced in May 2025.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2026	2025	Change
Other income:
Interest income	$1,021	$1,182	$(161)
Accretion (amortization) of investments	460	339	121
Change in fair value of short-term investment — related party	—	(1,056)	1,056
Other income, net	51	37	14
Total other income, net	$1,532	$502	$1,030
Change in Fair Value of Short-Term Investment — Related Party
The change in fair value of related party short-term investment for the three months ended March 31, 2025 was the result of Beam’s stock price movement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical development of our current research programs, commence the clinical development of any product candidates we may identify, and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of March 31, 2026, we had cash, cash equivalents, and investments of $135.5 million, excluding our restricted cash, or $149.2 million, including restricted cash.
In March 2026, we converted our automatic shelf registration statement on Form S-3ASR (File No. 333-291348), originally filed with the SEC on November 7, 2025, to a non-automatic shelf registration statement on Form S-3, or the Registration Statement, by post-effective amendments, for the issuance and sale of up to $500.0 million of our common stock, preferred stock, debt securities, warrants and/or units or any combination thereof. The Registration Statement was declared effective by the SEC on March 4, 2026.
In November 2023, we entered into the Sales Agreement with Jefferies under which we may, from time to time, issue and sell shares of our common stock having an aggregate sales proceeds of up to $300.0 million, in a series of one or more at-the-market equity offerings as part of our 2023 ATM Program. Any shares will be sold pursuant to the Registration Statement and the sales agreement prospectus filed therewith, which covers the offer and sale of shares of our common stock under the 2023 ATM Program having an aggregate offering price of up to $200.0 million of the $300.0 million authorized under the Sales Agreement. If we wish to offer and sell additional shares of our common stock under the Sales Agreement in excess of the $200.0 million registered under the Registration Statement, for up to an additional $100.0 million, we must file with the SEC one or more additional prospectus supplements to register under the Securities Act, the offer and sale of any such additional shares of our common stock we wish to offer and sell from time to time under the Sales Agreement. Jefferies is not required to sell any specific share amounts but acts as our sales agent, using commercially reasonable efforts consistent with its normal trading and sales practices. We will pay Jefferies a commission equal to 3.0% of the aggregate gross proceeds we receive from each sale of our shares of common stock. Our common stock will be sold at prevailing market prices at the time of the sale, and as a result, prices may vary. As of March 31, 2026, we have not sold any shares of common stock under the 2023 ATM Program.
Going Concern
Since our inception, we have incurred substantial losses. As of March 31, 2026, we had an accumulated deficit of $937.5 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of March 31, 2026, we maintained cash, cash equivalents, and short-term investments of $135.5 million.
In accordance with ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the our cash, cash equivalents, and short-term investments as of March 31, 2026, our current and forecasted level of operations and forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(42,710)	$(48,857)
Net cash provided by (used in) investing activities	43,391	(47,742)
Net cash provided by financing activities	393	6,000
Net change in cash, cash equivalents, and restricted cash	$1,074	$(90,599)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was driven primarily by the following uses of cash:
•$49.1 million net loss;
•$4.5 million change in accrued expenses and other current liabilities; and
•$1.9 million change in lease liabilities.
These were offset by:
•$8.9 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, and depreciation expense;

•$3.6 million change in accounts payable; and
•$1.2 million change in prepaid expenses and other current assets.
Net cash used in operating activities for the three months ended March 31, 2025 was driven primarily by the following uses of cash:
•$51.9 million net loss;
•$6.7 million change in accrued expenses and other current liabilities; and
•$1.4 million change in deferred revenue from consideration received from BMS in September 2024.
These were offset by:
•$10.7 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation and amortization expense, and change in fair value of short-term investment — related party; and
•$1.9 million change in accounts payable.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 was driven primarily by $43.6 million of maturities of marketable securities, net of purchases.
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
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.
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
During the three months ended March 31, 2026, except for the minimum lease commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Issued and Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, Summary of Significant Accounting Policies, to our audited financial statements for the year ended December 31, 2025, and notes thereto, included in our Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of March 31, 2026, we held cash, cash equivalents, investments, and restricted cash of $149.2 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.

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
Item 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Internal Control over Financial Reporting
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are currently engaged in arbitration proceedings with Beam regarding the parties’ Agreement. A dispute arose between the parties following our March 18, 2025 announcement that we are developing a Prime Editing-based treatment for AATD. On April 16, 2025, Beam filed an arbitration demand with the AAA, alleging that we have breached the Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Agreement. Beam also made related claims for trade secret misappropriation and various business torts based on similar allegations. Beam seeks both declaratory, injunctive, and monetary relief. On April 18, 2025, we filed an arbitration demand with the AAA seeking a declaration that our AATD program is within our “Field” as defined by the Agreement. The arbitrations were consolidated and a hearing was conducted earlier this year. We are currently waiting for the arbitrators’ decision and final resolution. If the final resolution of the matter is adverse to us, the arbitration panel may provide Beam with relief including, among other things, monetary damages and/or an order that we cease work on our AATD program and transfer such program to Beam.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2026 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
(a)Exhibits.

Exhibit No.	Description of Exhibit	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Prime Medicine, Inc.	8-K	001-41536	10/24/22	3.1
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Prime Medicine, Inc.	8-K	001-41536	06/12/24	3.1
3.3	Second Amended and Restated Bylaws of Prime Medicine, Inc.	8-K	001-41536	05/21/24	3.1
10.1*	Third Amended and Restated Non-Employee Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
__________________
*     Indicates a management contract or any compensatory plan, contract or arrangement.
**    The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

(b)Financial Statement Schedules.
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Medicine, Inc.

	By:	/s/ Allan Reine
Date: May 7, 2026		Allan Reine
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Svetlana Ni Makhni
Svetlana Ni Makhni
Chief Financial Officer (Principal Financial Officer)