Form 10-Q
period 2026-06-30
Prime Medicine, Inc.
filed 2026-08-06
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of July 31, 2026, the registrant had 181,376,856 shares of common stock, par value $0.00001 per share, outstanding.

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
•the timing of our investigational new drug, or IND, and/or clinical trial application, or CTA, submissions for our current and future product candidates;
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

Table of Contents
•our regulatory interactions with the U.S. Food and Drug Administration, or FDA, including with respect to the Regenerative Medicine Advanced Therapy, or RMAT, designation for PM359, based on the data from our Phase 1/2 trial of PM359 for the treatment of chronic granulomatous disease, or CGD, and the outcomes of any such interactions;
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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$47,451	$63,032
Short-term investments	47,620	114,648
Prepaid expenses	1,357	2,939
Other current assets	376	674
Total current assets	96,804	181,293
Property and equipment, net	17,077	20,572
Operating lease right-of-use assets	120,468	126,177
Restricted cash	13,691	13,691
Other assets	1,000	1,000
Total assets	$249,040	$342,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,808	$8,887
Accrued expenses and other current liabilities	8,978	12,600
Deferred revenue — related party	7,934	7,824
Operating lease liability	8,972	8,137
Total current liabilities	31,692	37,448
Deferred revenue, net of current — related party	56,033	58,127
Operating lease liability, net of current	103,506	108,290
Research and development funding liability	18,000	18,000
Total liabilities	209,231	221,865
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 180,737,548 and 180,514,014 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,019,401	1,009,138
Accumulated other comprehensive (loss) income	(9)	82
Accumulated deficit	(979,585)	(888,354)
Total stockholders’ equity	39,809	120,868
Total liabilities and stockholders’ equity	$249,040	$342,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
Collaboration revenue — related party	$1,154	$1,115	$2,010	$2,569
Operating expenses:
Research and development	33,397	41,375	67,502	81,937
General and administrative	11,042	13,117	28,447	26,401
Total operating expenses	44,439	54,492	95,949	108,338
Loss from operations	(43,285)	(53,377)	(93,939)	(105,769)
Other income:
Interest income	788	743	1,809	1,925
Accretion (amortization) of investments	333	530	793	869
Change in fair value of short-term investment — related party	—	(505)	—	(1,561)
Other income, net	55	18	106	55
Total other income, net	1,176	786	2,708	1,288
Net loss attributable to common stockholders	$(42,109)	$(52,591)	$(91,231)	$(104,481)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.41)	$(0.51)	$(0.81)
Weighted-average common shares outstanding, basic and diluted	177,224,892	129,185,918	177,160,914	128,439,349

Comprehensive loss:
Net loss	$(42,109)	$(52,591)	$(91,231)	$(104,481)
Change in unrealized (loss) income on investments, net of tax	(8)	5	(91)	(11)
Comprehensive loss	$(42,117)	$(52,586)	$(91,322)	$(104,492)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2025	180,514,014	$2	$1,009,138	$82	$(888,354)	$120,868
Issuance of common stock upon exercise of stock options	101,500	—	393	—	—	393
Stock-based compensation expense	—	—	4,644	—	—	4,644
Unrealized loss on investments during the period, net of tax	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(49,122)	(49,122)
Balance as of March 31, 2026	180,615,514	$2	$1,014,175	$(1)	$(937,476)	$76,700
Issuance of common stock under the employee stock purchase plan	112,110	—	338	—	—	338
Issuance of common stock upon exercise of stock options	9,924	—	23	—	—	23
Stock-based compensation expense	—	—	4,865	—	—	4,865
Unrealized loss on investments during the period, net of tax	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(42,109)	(42,109)
Balance as of June 30, 2026	180,737,548	$2	$1,019,401	$(9)	$(979,585)	$39,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Stock-based compensation expense	—	—	5,681	—	—	5,681
Unrealized loss on investments during the period, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(51,890)	(51,890)
Balance as of March 31, 2025	131,160,842	$2	$846,039	$(15)	$(739,102)	$106,924
Exercise of pre-funded warrants	3,199,984	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	133,612	—	197	—	—	197
Stock-based compensation expense	—	—	6,325	—	—	6,325
Unrealized gain on investments during the period, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(52,591)	(52,591)
Balance as of June 30, 2025	134,494,438	$2	$852,561	$(10)	$(791,693)	$60,860
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows used in operating activities:
Net loss	$(91,231)	$(104,481)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,509	12,006
Non-cash lease expense	5,709	4,761
Depreciation expense	3,641	3,564
Amortization of premiums and discount on short-term investments	(743)	(575)
Change in fair value of short-term investment — related party	—	1,561
Changes in operating assets and liabilities:
Collaboration receivable — related party	—	(120)
Prepaid expenses and other current assets	1,880	652
Accounts payable	(2,966)	(1,461)
Accrued expenses and other current liabilities	(3,622)	(1,690)
Deferred revenue — related party	(1,984)	(2,433)
Lease liabilities	(3,949)	(2,053)
Net cash used in operating activities	(83,756)	(90,269)
Cash flows provided by (used in) investing activities:
Maturities of investments	93,953	14,250
Purchases of investments	(26,272)	(55,227)
Purchases of property and equipment	(260)	(3,994)
Net cash provided by (used in) investing activities	67,421	(44,971)
Cash flows provided by financing activities:
Net proceeds from stock option exercises	416	—
Proceeds from ESPP offerings	338	197
Proceeds from research and development funding liability	—	6,000
Net cash provided by financing activities	754	6,197

Net change in cash, cash equivalents, and restricted cash	(15,581)	(129,043)
Cash, cash equivalents, and restricted cash at beginning of period	76,723	196,538
Cash, cash equivalents, and restricted cash at end of period	$61,142	$67,495
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$61,142	$67,495
Less: restricted cash	13,691	13,691
Total cash, and cash equivalents	$47,451	$53,804

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$83,757
Decrease in right-of-use assets due to lease termination	$—	$3,120
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$148
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
Since its inception, the Company has incurred substantial losses and, as of June 30, 2026, the Company had an accumulated deficit of $979.6 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. As of June 30, 2026, the Company maintains cash, cash equivalents, and short-term investments of $95.1 million.
Going Concern
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on the Company's cash, cash equivalents, and short-term investments as of June 30, 2026, the Company's current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2025 was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026.
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
Our chief executive officer, who is the CODM, manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. In making these decisions, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual net loss against the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The following table contains additional information on our consolidated net loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$1,154	$1,115	$2,010	$2,569
Operating expenses:
Research and development expenses
Personnel expenses	10,800	14,448	21,853	29,248
Facility related	10,577	13,765	20,843	24,734
Research costs	6,158	8,116	13,418	19,152
General and administrative expenses:
Personnel expenses	5,559	7,082	11,091	14,238
Other segment items (1)	11,345	11,081	28,744	20,966
Total operating expenses	44,439	54,492	95,949	108,338
Total other income, net	1,176	786	2,708	1,288
Net loss	$(42,109)	$(52,591)	$(91,231)	$(104,481)
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
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
3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of June 30, 2026:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$41,977	$—	$41,977
Corporate debt securities	—	4,976	—	4,976
Short-term investments:
U.S. Treasury and government securities	—	36,070	—	36,070
Corporate debt securities	—	11,550	—	11,550
Total cash equivalents and investments	$—	$94,573	$—	$94,573

	As of December 31, 2025:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$57,282	$—	$57,282
U.S. Treasury and government securities	—	2,739	—	2,739
Corporate debt securities	—	2,698	—	2,698
Short-term investment:
U.S. Treasury and government securities	—	78,152	—	78,152
Corporate debt securities	—	36,496	—	36,496
Total cash equivalents and investments	$—	$177,367	$—	$177,367

The Company classifies its investments as short-term based on each instrument’s underlying contractual maturity date. The fair value of investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of June 30, 2026:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$36,074	$—	$(4)	$36,070
Corporate debt securities	11,555	—	(5)	11,550
Total short-term investments in debt securities	$47,629	$—	$(9)	$47,620

	As of December 31, 2025:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$78,074	$78	$—	$78,152
Corporate debt securities	36,492	7	(3)	36,496
Total short-term investments in debt securities	$114,566	$85	$(3)	$114,648
The contractual maturities of the Company’s investments in debt securities were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Due within one year	$47,620	$114,648
Investments in unrealized loss positions consisted of the following:

	As of June 30, 2026:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	9	$17,582	$(4)
Corporate debt securities	13	$11,550	$(5)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of June 30, 2026 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.

4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Property and equipment:
Laboratory equipment	$30,208	$29,744
Leasehold improvement	7,911	7,911
Furniture and fixture	1,864	1,864
Computer hardware and software	1,122	1,122
Construction in progress	47	365
Total property and equipment	41,152	41,006
Less: Accumulated depreciation	(24,075)	(20,434)
Total property and equipment, net	$17,077	$20,572
Depreciation expense related to property and equipment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$1,785	$1,864	$3,641	$3,564
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued expenses and other current liabilities
Employee compensation and benefits	$3,415	$7,337
License fee	3,312	1,562
Research and clinical costs	1,335	1,997
Other	916	1,704
Total accrued expenses and other current liabilities	$8,978	$12,600
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

The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of June 30, 2026:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2026	$10,904
2027	22,355
2028	22,294
2029	21,478
2030	22,123
Thereafter	74,478
Total undiscounted lease payments	173,632
Less: imputed interest	(61,154)
Total operating lease liability	$112,478
7.Stockholders’ Equity
Common Stock
Under the Company’s Third Amended and Restated Certificate of Incorporation, as amended, the Company’s common stock had a par value of $0.00001 and each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s Board of Directors, or the Board of Directors.
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Board of Directors. On January 1, 2026, the annual increase resulted in an additional 9,025,700 shares authorized being added to the 2022 Plan. As of June 30, 2026, the Company had 34,772,406 shares reserved under the 2022 Plan and the 2019 Plan, and 10,808,408 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan, or the 2022 ESPP, which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2026. As of June 30, 2026, the Company had 1,409,915 shares available for issuance under the 2022 ESPP.
During the six months ended June 30, 2026, the Company issued 112,110 shares of the Company’s common stock under the 2022 ESPP.
Stock Options
The following table summarizes the Company’s time-based stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2025	15,637,303	$3.76
Granted	7,171,115	3.55
Exercised	(111,424)	3.73
Cancelled or forfeited	(962,560)	5.86
Outstanding at June 30, 2026	21,734,434	$3.60
Options vested and exercisable at June 30, 2026	9,420,268	$4.20
Options vested and expected to vest at June 30, 2026	21,734,434	$3.60
As of June 30, 2026, there was $33.7 million of total unrecognized compensation cost related to time-based stock options, including incremental expense related to the Company’s option repricing announced in August 2025. The Company expects to recognize such amount over a remaining weighted-average period of 2.8 years.

Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2025	2,029,564	$4.10
Granted	100,000	3.39
Cancelled or forfeited	(200,000)	8.32
Outstanding at June 30, 2026	1,929,564	$3.63
Vested and exercisable at June 30, 2026	813,480	$5.26
As of June 30, 2026, there was $2.2 million of total unrecognized compensation cost related to performance-based stock options.
Stock-Based Compensation
The following table below summarizes the classification of the Company’s stock-based compensation expense related to stock options and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
Research and development	$2,565	$3,218	$5,018	$6,074
General and administrative	2,300	3,107	4,491	5,932
Total stock-based compensation expense	$4,865	$6,325	$9,509	$12,006
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
Bristol-Myers Squibb — Related Party
Supplemental information related to the Research Collaboration and License Agreement, or the BMS Collaboration Agreement, with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company, or BMS, consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Deferred revenue — related party	$7,934	$7,824
Deferred revenue, net of current — related party	$56,033	$58,127

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue recognized that was included in contract liability at the beginning of the period	$1,152	$1,061	$2,008	$2,502
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$3	$5	$3	$3
As of June 30, 2026, the aggregate amount of the transaction price allocated to performance obligations under the BMS Collaboration Agreement that are partially unsatisfied was $64.0 million. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation.
Beam Collaboration Agreement — Related Party
The Company was engaged in binding arbitration proceedings with Beam Therapeutics, Inc., or Beam, regarding the parties’ collaboration and license agreement, or the Beam Collaboration Agreement. A dispute arose between the parties following the Company’s March 18, 2025 announcement that it is developing a Prime Editing-based treatment for alpha-1 antitrypsin deficiency, or AATD. On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association, or AAA, alleging that the Company has breached the Beam Collaboration Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. Beam also made related claims for trade secret misappropriation and various business torts based on similar allegations. Beam sought both declaratory, injunctive, and monetary relief. On April 18, 2025, the Company filed an arbitration demand with the AAA seeking a declaration that the Company’s AATD program is within our “Field” as defined by the Beam Collaboration Agreement. The arbitrations were consolidated and a hearing was conducted earlier this year.
On July 6, 2026, the Company received a final award, or the Final Award, from the arbitration tribunal, or the Tribunal. In the Final Award, the Tribunal declared that PM647, the Company's development candidate for the treatment of AATD, is within the Company's “Field,” and that the Company therefore did not breach the Beam Collaboration Agreement. Consequently, the Tribunal denied Beam's requests for damages and injunctive relief based on Beam's assertion that Prime breached the Beam Collaboration Agreement. The Tribunal denied the remaining claims brought by Beam and the Company.
10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(42,109)	$(52,591)	$(91,231)	$(104,481)
Denominator:
Weighted-average common shares outstanding, basic and diluted	177,224,892	129,185,918	177,160,914	128,439,349
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.41)	$(0.51)	$(0.81)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Anti-dilutive common stock equivalents:
Options to purchase common stock	22,547,914	17,685,319
Unvested performance-based restricted common stock awards	3,472,546	3,472,546
Total anti-dilutive common stock equivalents:	26,020,460	21,157,865

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
We are advancing our in vivo programs to cure two of the largest genetic liver diseases, Wilson disease and AATD. In June 2026, we received clearance of the CTA for PM577a, an investigational Prime Editor for Wilson disease, in New Zealand, representing the first clinical authorization for one of our in vivo Prime Editing therapies and enabling the initiation of our global Phase 1/2 clinical trial. In July 2026, the FDA cleared our IND application for PM577a. The IND clearance opens participation in our global Phase 1/2 clinical trial to patients in the United States, where H1069Q is the single most common pathogenic variant causing Wilson disease. Additionally, we are on track for IND application submission and/or CTA filing in the third quarter of 2026 for PM647 in AATD. We intend to leverage the modularity of our platform to expeditiously and efficiently develop these programs supported by our universal liver lipid nanoparticle along with potential regulatory, clinical and other synergies from our modular technology.
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
In August 2025, we announced additional data from the first patient dosed and initial data from the second patient dosed in our Phase 1/2 trial in CGD. We continue to engage in regulatory dialogue with the FDA toward a Biologics License Application submission for PM359, which is planned for the first half of 2027. In June 2026, the FDA granted RMAT designation for PM359, which provides opportunities for intensive FDA guidance and potential expedited review during the program’s development.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Research and development expenses:
Personnel expenses	$10,800	$14,448	$(3,648)
Facility related	10,577	13,765	(3,188)
Research costs	6,158	8,116	(1,958)
Clinical expenses	2,102	574	1,528
Professional and consultant fees	2,010	1,660	350
License, intellectual property fees, and other	1,750	2,812	(1,062)
Total research and development expenses	$33,397	$41,375	$(7,978)
The $8.0 million decrease in research and development expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by:
•$3.6 million decrease in personnel expenses, driven primarily by fewer personnel-related costs resulting from the workforce reduction announced in May 2025;
•$3.2 million decrease in facility costs primarily related to cost savings realized from bringing our vivarium in-house;
•$2.0 million decrease in research costs as we advance our in vivo liver franchise from research towards IND application submission and potential clinical trials; and
•$1.1 million decrease in license and IP costs primarily due to license fees recognized in the second quarter of 2025.
These were offset by a $1.5 million increase in clinical expenses as we advance our Wilson disease and AATD programs.
General and Administrative Expenses

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
General and administrative expenses:
Personnel expenses	$5,559	$7,082	$(1,523)
Facility related and other	2,983	2,079	904
Professional and consultant fees	2,500	3,956	(1,456)
Total general and administrative expenses	$11,042	$13,117	(2,075)

The $2.1 million decrease in general and administrative expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by:
•$1.5 million decrease in personnel expenses, driven primarily by fewer personnel-related costs resulting from the workforce reduction announced in May 2025 and a decrease in stock compensation expense of $0.8 million; and
•$1.5 million decrease in professional and consultant fees primarily related to lower corporate legal fees.
Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2026	2025	Change
Other income:
Interest income	$788	$743	$45
Accretion (amortization) of investments	333	530	(197)
Change in fair value of short-term investment — related party	—	(505)	505
Other income, net	55	18	37
Total other income, net	$1,176	$786	$390
Comparison of the Six Months Ended June 30, 2026 and 2025
Operating Expenses
Research and Development Expenses

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Research and development expenses:
Personnel expenses	$21,853	$29,248	$(7,395)
Facility related	20,843	24,734	(3,891)
Research costs	13,418	19,152	(5,734)
Clinical expenses	4,468	1,747	2,721
Professional and consultant fees	3,920	2,819	1,101
License, intellectual property fees, and other	3,000	4,237	(1,237)
Total research and development expenses	$67,502	$81,937	$(14,435)
The $14.4 million decrease in research and development expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by:
•$7.4 million decrease in personnel expenses, driven primarily by fewer personnel-related costs resulting from the workforce reduction announced in May 2025;
•$5.7 million decrease in research costs as we advance our in vivo liver franchise from research towards IND application submission and potential clinical trials;
•$3.9 million decrease in facility costs primarily related to cost savings realized from bringing our vivarium in-house and due to moving expensed incurred in 2025; and
•$1.2 million decrease in license and IP costs primarily due to license fees recognized in the second quarter of 2025.

These were offset by:
•$2.7 million increase in clinical expenses as we advance our Wilson disease and AATD programs; and
•$1.1 million increase in professional and consultant fees related to our in-house vivarium.
General and Administrative Expenses

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
General and administrative expenses:
Professional and consultant fees	$11,445	$7,228	$4,217
Personnel expenses	11,091	14,238	(3,147)
Facility related and other	5,911	4,935	976
Total general and administrative expenses	$28,447	$26,401	$2,046
The $2.0 million increase in general and administrative expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by a $4.2 million increase in professional and consultant fees, a majority of which are arbitration-related legal expenses. This was offset by a $3.1 million decrease in personnel expenses driven primarily by fewer personnel-related costs resulting from the workforce reduction announced in May 2025 and a decrease in stock compensation expense of $1.4 million.
Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2026	2025	Change
Other income:
Interest income	$1,809	$1,925	$(116)
Accretion (amortization) of investments	793	869	(76)
Change in fair value of short-term investment — related party	—	(1,561)	1,561
Other income, net	106	55	51
Total other income, net	$2,708	$1,288	$1,420
Change in Fair Value of Short-Term Investment — Related Party
The change in fair value of related party short-term investment for the six months ended June 30, 2025 was the result of Beam’s stock price movement.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical development of our current research programs, commence the clinical development of any product candidates we may identify, and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of June 30, 2026, we had cash, cash equivalents, and investments of $95.1 million, excluding our restricted cash, or $108.8 million, including restricted cash.
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
Going Concern
Since our inception, we have incurred substantial losses. As of June 30, 2026, we had an accumulated deficit of $979.6 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of June 30, 2026, we maintained cash, cash equivalents, and short-term investments of $95.1 million.
In accordance with ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. Based on our cash, cash equivalents, and short-term investments as of June 30, 2026, our current and forecasted level of operations and forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(83,756)	$(90,269)
Net cash provided by (used in) investing activities	67,421	(44,971)
Net cash provided by financing activities	754	6,197
Net change in cash, cash equivalents, and restricted cash	$(15,581)	$(129,043)
Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was driven primarily by the following uses of cash:
•$91.2 million net loss;
•$3.9 million change in lease liabilities;
•$3.6 million change in accrued expenses and other current liabilities;
•$3.0 million change in accounts payable; and
•$2.0 million change in deferred revenue — related party.
These were offset by:
•$18.1 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, and depreciation expense; and
•$1.9 million change in prepaid expenses and other current assets.
Net cash used in operating activities for the six months ended June 30, 2025 was driven primarily by the following uses of cash:
•$104.5 million net loss;
•$2.4 million change in deferred revenue — related party;
•$2.1 million change in lease liabilities;
•$1.7 million change in accrued expenses and other current liabilities; and
•$1.5 million change in accounts payable.
These were offset by $21.3 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, depreciation expense, and change in fair value of short-term investment — related party.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 was driven primarily by $67.7 million of maturities of investments, net of purchases.

Net cash used in investing activities for the six months ended June 30, 2025 was driven primarily by the following:
•$41.0 million of purchases of investments, net of maturities; and
•$4.0 million of purchases of property and equipment.
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
During the six months ended June 30, 2026, except for the minimum lease commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of June 30, 2026, we held cash, cash equivalents, investments, and restricted cash of $108.8 million, which consisted of cash, money market funds, equity securities, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents, consisted of our money market funds, and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Internal Control over Financial Reporting
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We were engaged in binding arbitration proceedings with Beam regarding the Beam Collaboration Agreement. A dispute arose between the parties following our March 18, 2025 announcement that we are developing a Prime Editing-based treatment for AATD. On April 16, 2025, Beam filed an arbitration demand with the AAA, alleging that we breached the Beam Collaboration Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. Beam also made related claims for trade secret misappropriation and various business torts based on similar allegations. Beam sought both declaratory, injunctive, and monetary relief. On April 18, 2025, we filed an arbitration demand with the AAA seeking a declaration that our AATD program is within our “Field” as defined by the Beam Collaboration Agreement. The arbitrations were consolidated and a hearing was conducted earlier this year.
On July 6, 2026, we received a final award, or the Final Award, from the arbitration tribunal, or the Tribunal. In the Final Award, the Tribunal declared that PM647, our development candidate for the treatment of AATD, is within our "Field," and that we therefore did not breach the Beam Collaboration Agreement. Consequently, the Tribunal denied Beam's requests for damages and injunctive relief based on Beam's assertion that we breached the Beam Collaboration Agreement. The Tribunal denied the remaining claims brought by Beam and us.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.
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
Moreover, disputes over intellectual property that we have licensed could prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms. If we are unable to maintain such arrangements, we may be unable to successfully develop or commercialize the affected product candidates. Any termination of, or dispute relating to, our intellectual property licenses could result in the loss of our ability to develop and commercialize product candidates or the loss of other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, we were engaged in arbitration proceedings with Beam regarding the Beam Collaboration Agreement. A dispute arose between us and Beam following our March 18, 2025 announcement that we were developing a Prime Editing-based treatment for AATD. On April 16, 2025, Beam filed an arbitration demand with the AAA, alleging that we had breached the Beam Collaboration Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. On April 18, 2025, we filed an arbitration demand with the AAA seeking a declaration that our AATD program was within our “Field” as defined by the Beam Collaboration Agreement. On July 6, 2026, we received the Final Award from the Tribunal, which declared that PM647, our development candidate for the treatment of AATD, is within our "Field" under the Beam Collaboration Agreement and that we therefore did not breach the agreement. Consequently, the Tribunal denied Beam's requests for damages and injunctive relief based on Beam's assertion that we breached the Beam Collaboration Agreement. The Tribunal denied the remaining claims brought by Beam and us. Although the arbitration was resolved in our favor, disputes with collaborators, licensors or strategic partners may arise in the future regarding the scope of our rights or obligations under our agreements, and any such disputes could have a material adverse effect on our business, financial condition, results of operations and prospects. For more information regarding our agreement with Beam, see the risk factor entitled “Our rights to develop and commercialize our Prime Editing platform technology and product candidates are subject to the terms and conditions of licenses granted to us by others. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.”
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
Additionally, in September 2019, we established a strategic relationship with Beam, a biotechnology company developing gene editing products using its proprietary base editing technology. Under the Beam Collaboration Agreement, each party grants to the other certain exclusive and non-exclusive licenses and rights to certain Prime Editing, CRISPR and delivery technologies for use in certain specified fields. Activities performed by Prime and Beam under the Beam Collaboration Agreement may lead to co-owned patents and patent applications.
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
In addition, the agreements under which we currently license intellectual property rights from Beam and Broad Institute are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise under our existing license agreements or future license agreements into which we may enter could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or broaden what we believe to be the scope of the licensor’s rights to our intellectual property and technology, or increase what we believe to be our financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. For example, we have exclusively licensed and sublicensed certain of our owned and licensed intellectual property rights to Beam pursuant to the Beam Collaboration Agreement in certain fields. In July 2026, we received the Final Award from the Tribunal, which declared that PM647 is within our "Field" under the Beam Collaboration Agreement and that we therefore did not breach the agreement. Consequently, the Tribunal denied Beam's requests for damages and injunctive relief based on Beam's assertion that we breached the Beam Collaboration Agreement. The Tribunal denied the remaining claims brought by Beam and us. Although the arbitration was resolved in our favor, future disputes regarding the interpretation of our license agreements or the scope of rights granted thereunder could arise and could adversely affect our business, financial condition, results of operations and prospects. For more information, see the risk factor entitled “If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies or we could lose license rights that are important to our business.” Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our Prime Editing technology or other product candidates or we could lose other significant rights, any of which could have a material adverse effect on our business, financial conditions, results of operations and prospects. It is also possible that a third party could be granted limited licenses to some of the same technology, in certain circumstances.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2026 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of the our directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Prime Medicine, Inc.

	By:	/s/ Allan Reine
Date: August 6, 2026		Allan Reine
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Svetlana Ni Makhni
Svetlana Ni Makhni
Chief Financial Officer (Principal Financial Officer)