Form 10-Q
period 2026-09-30
Prime Medicine, Inc.
filed 2026-11-12
CIK 1894562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No  ☒
As of October 31, 2026, the registrant had 181,921,405 shares of common stock, par value $0.00001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains express or implied statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements, which are based on management’s beliefs and assumptions and on information currently available to our management. These statements involve substantial risks, assumptions and uncertainties. The words “anticipate,” “believe,” “envision,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “predict,” “project,” “strategy,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate,” “vision” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Quarterly Report on Form 10-Q include statements about:
•the initiation, timing, progress and results of our research and development programs, product candidates, and ongoing and future preclinical studies and future trials;
•our ability to demonstrate, and the timing of, preclinical proof-of-concept in vivo for multiple programs;
•our ability to advance our current product candidates and any future product candidates that we may identify and successfully complete any clinical trials, including the manufacture of any such product candidates;
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
•our ability to leverage the clinical, regulatory, and manufacturing advancements made by gene therapy and gene editing programs to accelerate our clinical development and the regulatory approval process of our product candidates;
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
•our regulatory interactions with the U.S. Food and Drug Administration, or FDA, including with respect to the filing of a Biologics License Application for PM359 in the first half of 2027 based on the data from our Phase 1/2 trial of PM359 for the treatment of chronic granulomatous disease, or CGD;

Table of Contents
•the continued development and advancement of PM577a and PM647, including the timing of initial data for both in 2027;
•our ability to maintain an effective system of internal controls;
•the effect of unfavorable macroeconomic conditions or market volatility resulting from national or global economic conditions or geopolitical developments, including inflationary pressures and capital market disruptions, changes in or disruptions to U.S. governmental agencies, whether from a U.S. federal government shutdown or reduced resources, new or increased international tariffs and retaliatory tariffs, trade protection measures, military conflicts, economic sanctions and any economic slowdowns or recessions resulting from such developments, any of which could harm our research and development efforts, the value of our securities and our ability to access capital markets;
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

PRIME MEDICINE, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

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
We intend to apply for various trademarks that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Quarterly Report on Form 10-Q is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ®, SM and ™ symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable owner of these trademarks, service marks and trade names.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$54,886	$63,032
Short-term investments	6,271	114,648
Prepaid expenses and other current assets	2,534	3,613
Total current assets	63,691	181,293
Property and equipment, net	15,616	20,572
Operating lease right-of-use assets	117,579	126,177
Restricted cash	13,691	13,691
Other assets	3,278	1,000
Total assets	$213,855	$342,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,395	$8,887
Accrued expenses and other current liabilities	10,848	12,600
Deferred revenue — related party	8,977	7,824
Operating lease liability	9,415	8,137
Total current liabilities	35,635	37,448
Deferred revenue, net of current — related party	50,777	58,127
Operating lease liability, net of current	101,006	108,290
Research and development funding liability	18,000	18,000
Total liabilities	205,418	221,865
Commitments and contingencies
Stockholders’ equity
Common stock, par value of $0.00001 per share; 775,000,000 shares authorized; 181,385,357 and 180,514,014 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	1,027,066	1,009,138
Accumulated other comprehensive (loss) income	(3)	82
Accumulated deficit	(1,018,628)	(888,354)
Total stockholders’ equity	8,437	120,868
Total liabilities and stockholders’ equity	$213,855	$342,733
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
Collaboration revenue — related party	$4,213	$1,179	$6,223	$3,748
Collaboration revenue	—	46	—	46
Total revenue	4,213	1,225	6,223	3,794
Operating expenses:
Research and development	34,117	43,990	101,619	125,927
General and administrative	10,022	11,208	38,469	37,609
Total operating expenses	44,139	55,198	140,088	163,536
Loss from operations	(39,926)	(53,973)	(133,865)	(159,742)
Other income:
Interest income	555	1,141	2,364	3,066
Accretion (amortization) of investments	274	752	1,067	1,621
Change in fair value of short-term investment — related party	—	1,454	—	(107)
Other income, net	54	44	160	99
Total other income, net	883	3,391	3,591	4,679
Net loss attributable to common stockholders	$(39,043)	$(50,582)	$(130,274)	$(155,063)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.32)	$(0.73)	$(1.11)
Weighted-average common shares outstanding, basic and diluted	177,857,047	160,503,183	177,395,508	139,244,743

Comprehensive loss:
Net loss	$(39,043)	$(50,582)	$(130,274)	$(155,063)
Change in unrealized (loss) income on investments, net of tax	6	43	(85)	32
Comprehensive loss	$(39,037)	$(50,539)	$(130,359)	$(155,031)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2025	180,514,014	$2	$1,009,138	$82	$(888,354)	$120,868
Issuance of common stock upon exercise of stock options	101,500	—	393	—	—	393
Stock-based compensation expense	—	—	4,644	—	—	4,644
Unrealized loss on investments during the period, net of tax	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	(49,122)	(49,122)
Balance as of March 31, 2026	180,615,514	$2	$1,014,175	$(1)	$(937,476)	$76,700
Issuance of common stock under the employee stock purchase plan	112,110	—	338	—	—	338
Issuance of common stock upon exercise of stock options	9,924	—	23	—	—	23
Stock-based compensation expense	—	—	4,865	—	—	4,865
Unrealized loss on investments during the period, net of tax	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(42,109)	(42,109)
Balance as of June 30, 2026	180,737,548	$2	$1,019,401	$(9)	$(979,585)	$39,809
Issuance of common stock under the at-the-market offering program, net of issuance costs of $0.1 million	626,616	—	2,814	—	—	2,814
Issuance of common stock upon exercise of stock options	21,193	—	54	—	—	54
Stock-based compensation expense	—	—	4,797	—	—	4,797
Unrealized income on investments during the period, net of tax	—	—	—	6	—	6
Net loss	—	—	—	—	(39,043)	(39,043)
Balance as of September 30, 2026	181,385,357	$2	$1,027,066	$(3)	$(1,018,628)	$8,437
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balance as of December 31, 2024	131,160,842	$2	$840,358	$1	$(687,212)	$153,149
Stock-based compensation expense	—	—	5,681	—	—	5,681
Unrealized loss on investments during the period, net of tax	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(51,890)	(51,890)
Balance as of March 31, 2025	131,160,842	$2	$846,039	$(15)	$(739,102)	$106,924
Exercise of pre-funded warrants	3,199,984	—	—	—	—	—
Issuance of common stock under the employee stock purchase plan	133,612	—	197	—	—	197
Stock-based compensation expense	—	—	6,325	—	—	6,325
Unrealized gain on investments during the period, net of tax	—	—	—	5	—	5
Net loss	—	—	—	—	(52,591)	(52,591)
Balance as of June 30, 2025	134,494,438	$2	$852,561	$(10)	$(791,693)	$60,860
Issuance of common stock from public offering, net of issuance costs of $5.8 million	43,700,000	—	138,380	—	—	138,380
Issuance of restricted stock units	2,000,000	—	—	—	—	—
Issuance of common stock upon exercise of stock options	115,033	—	373	—	—	373
Stock-based compensation expense	—	—	12,747	—	—	12,747
Unrealized income on investments during the period, net of tax	—	—	—	43	—	43
Net loss	—	—	—	—	(50,582)	(50,582)
Balance as of September 30, 2025	180,309,471	$2	$1,004,061	$33	$(842,275)	$161,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows used in operating activities:
Net loss	$(130,274)	$(155,063)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	14,306	24,753
Non-cash lease expense	8,598	7,095
Depreciation expense	5,400	5,445
Amortization of premiums and discount on short-term investments	(935)	(1,149)
Change in fair value of short-term investment — related party	—	107
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, and other assets	(1,199)	1,949
Accounts payable	(2,380)	1,577
Accrued expenses and other current liabilities	(1,752)	(2,760)
Deferred revenue — related party	(6,197)	(3,608)
Lease liabilities	(6,006)	(3,654)
Net cash used in operating activities	(120,439)	(125,308)
Cash flows provided by (used in) investing activities:
Maturities of investments	140,253	56,681
Purchases of investments	(31,024)	(189,533)
Purchases of property and equipment	(558)	(4,241)
Net cash provided by (used in) investing activities	108,671	(137,093)
Cash flows provided by financing activities:
Proceeds from public issuances of common stock, net of issuance costs	2,814	138,380
Net proceeds from stock option exercises	470	373
Proceeds from ESPP offerings	338	197
Proceeds from research and development funding liability	—	12,000
Net cash provided by financing activities	3,622	150,950

Net change in cash, cash equivalents, and restricted cash	(8,146)	(111,451)
Cash, cash equivalents, and restricted cash at beginning of period	76,723	196,538
Cash, cash equivalents, and restricted cash at end of period	$68,577	$85,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRIME MEDICINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash, cash equivalents, and restricted cash at end of period	$68,577	$85,087
Less: restricted cash	13,691	13,691
Total cash, and cash equivalents	$54,886	$71,396

Supplemental cash flow information:
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$83,757
Decrease in right-of-use assets due to lease termination	$—	$3,120
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
In November 2026, the Company issued and sold 41,071,428 shares of its common stock, including 5,357,142 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.50 per share. As a result of the offering, the Company received approximately $134.7 million in net proceeds, after deducting underwriting discounts, commissions and estimated offering costs of $9.1 million.
Since its inception, the Company has incurred substantial losses and, as of September 30, 2026, the Company had an accumulated deficit of $1,018.6 million. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future. As of September 30, 2026, the Company maintains cash, cash equivalents, and short-term investments of $61.2 million.
Going Concern
In accordance with Accounting Standards Codification, or ASC, 205-40, Going Concern, or ASC 205-40, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is issued. Based on the Company's cash, cash equivalents, and short-term investments as of September 30, 2026, the Company's current and forecasted level of operations, and its forecasted cash flows, the Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management plans to provide for the Company’s capital requirements through financing or other transactions, and selling shares under the Company's “at the market offering” program. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of September 30, 2026 have been prepared under the assumption that the Company will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent upon its uncertain ability to obtain additional capital, reduce expenditures and/or execute on its business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
The accompanying condensed consolidated financial statements of Prime Medicine, Inc. are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The condensed consolidated balance sheet data as of December 31, 2025 was derived from the Company’s audited annual consolidated financial statements, but does not include all disclosures required by U.S. GAAP. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026.
Change in Presentation
In prior periods, on the condensed consolidated balance sheets, the Company presented “Prepaid expenses” and “Other current assets” as two separate line items. As of September 30, 2026, these line items have been aggregated into a single “Prepaid expenses and other current assets” line item. This presentation has been conformed for all previous periods presented and had no impact on previously reported results.

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
The Company’s chief executive officer, who is the CODM, manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. In making these decisions, the CODM uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual net loss against the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The following table contains additional information on the Company’s consolidated net loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$4,213	$1,225	$6,223	$3,794
Operating expenses:
Research and development expenses
Personnel expenses	10,652	10,898	32,505	40,146
Facility related	9,900	11,353	30,743	36,087
Research costs	7,910	8,379	21,328	27,531
General and administrative expenses:
Personnel expenses	5,165	4,370	16,256	18,608
Other segment items (1)	10,512	20,198	39,256	41,164
Total operating expenses	44,139	55,198	140,088	163,536
Total other income, net	883	3,391	3,591	4,679
Net loss	$(39,043)	$(50,582)	$(130,274)	$(155,063)
(1) Other segment items consist of professional and consultant fees, license and intellectual property fees, clinical expenses, and general and administrative facility costs.
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

3.Fair Value Measurements and Investments
The following tables present the Company’s fair value hierarchy for its assets that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair value:

	As of September 30, 2026:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$40,703	$—	$40,703
U.S. Treasury and government securities	—	7,956	—	7,956
Corporate debt securities	—	5,702	—	5,702
Short-term investments:
U.S. Treasury and government securities	—	4,378	—	4,378
Corporate debt securities	—	1,893	—	1,893
Total cash equivalents and investments	$—	$60,632	$—	$60,632

	As of December 31, 2025:
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$—	$57,282	$—	$57,282
U.S. Treasury and government securities	—	2,739	—	2,739
Corporate debt securities	—	2,698	—	2,698
Short-term investments:
U.S. Treasury and government securities	—	78,152	—	78,152
Corporate debt securities	—	36,496	—	36,496
Total cash equivalents and investments	$—	$177,367	$—	$177,367
Investments classified as Level 2 are valued using observable inputs, including quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.
Investments in Debt Securities
Unrealized gains and losses of investments in debt securities consisted of the following:

	As of September 30, 2026:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$4,380	$—	$(2)	$4,378
Corporate debt securities	1,894	—	(1)	1,893
Total short-term investments in debt securities	$6,274	$—	$(3)	$6,271

	As of December 31, 2025:
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments in debt securities:
U.S. Treasury and government securities	$78,074	$78	$—	$78,152
Corporate debt securities	36,492	7	(3)	36,496
Total short-term investments in debt securities	$114,566	$85	$(3)	$114,648

The contractual maturities of the Company’s investments in debt securities were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Due within one year	$6,271	$114,648
Investments in unrealized loss positions consisted of the following:

	As of September 30, 2026:
(in thousands, except number of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
Investments in continuous loss position for less than 12 months:
U.S. Treasury and government securities	3	$4,378	$(2)
Corporate debt securities	2	$1,893	$(1)
Based on factors such as historical experience, market data, issuer-specific factors, and current economic conditions, the Company did not record an allowance for credit losses as of September 30, 2026 related to these investments. Further, given the lack of significant change in the credit risk, the Company does not consider these investments to be impaired.
4.Property and Equipment, Net
Property and equipment, net consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Property and equipment:
Laboratory equipment	$30,523	$29,744
Leasehold improvement	7,911	7,911
Furniture and fixture	1,873	1,864
Computer hardware and software	1,122	1,122
Construction in progress	21	365
Total property and equipment	41,450	41,006
Less: Accumulated depreciation	(25,834)	(20,434)
Total property and equipment, net	$15,616	$20,572
Depreciation expense related to property and equipment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation expense	$1,759	$1,881	$5,400	$5,445
5.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued expenses and other current liabilities
Employee compensation and benefits	$5,336	$7,337
Research and clinical costs	2,425	1,997
License fee	2,062	1,562
Other	1,025	1,704
Total accrued expenses and other current liabilities	$10,848	$12,600

6.Leases
The Company leases office and laboratory space under various non-cancelable operating leases. The Company’s significant lease agreements are disclosed in Note 6, Leases, in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 3, 2026. Since the date of those financial statements, there have been no changes to the Company’s significant agreements.
The table below reconciles the undiscounted future annual lease payments to the total operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2026:

(in thousands)	Undiscounted Amounts
Undiscounted lease payments:
Remaining in 2026	$5,457
2027	22,355
2028	22,294
2029	21,478
2030	22,123
Thereafter	74,478
Total undiscounted lease payments	168,185
Less: imputed interest	(57,764)
Total operating lease liability	$110,421
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
November 2026 Offering
In November 2026, the Company issued and sold 41,071,428 shares of its common stock, including 5,357,142 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.50 per share. As a result of the offering, the Company received approximately $134.7 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of approximately $9.1 million.
At-The-Market Offering Program
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
The shares of common stock underlying any awards under the 2022 Plan and the 2019 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire, or are otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2022 Plan. The number of shares reserved and available for issuance under the 2022 Plan increased on January 1, 2023 and will increase on each January 1 hereafter, by five percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Compensation Committee of the Board of Directors. On January 1, 2026, the annual increase resulted in an additional 9,025,700 shares authorized being added to the 2022 Plan. As of September 30, 2026, the Company had 34,751,213 shares reserved under the 2022 Plan and the 2019 Plan, and 11,134,254 shares available for issuance under the 2022 Plan.
2022 Employee Stock Purchase Plan
On February 9, 2022, the Board of Directors adopted, and on October 10, 2022, the Company’s stockholders approved, the 2022 Employee Stock Purchase Plan, or the 2022 ESPP, which became effective on October 18, 2022.
The number of shares of common stock that may be issued under the 2022 ESPP cumulatively increased beginning on January 1, 2023 and shall increase on each January 1 hereafter through January 1, 2032, by the least of (i) 971,350 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such number of shares of common stock as determined by the administrator of the 2022 ESPP. There was no annual increase for the 2022 ESPP on January 1, 2026. As of September 30, 2026, the Company had 1,409,915 shares available for issuance under the 2022 ESPP.
During the nine months ended September 30, 2026, the Company issued 112,110 shares of the Company’s common stock under the 2022 ESPP.

Stock Options
The following table summarizes the Company’s time-based stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2025	15,637,303	$3.76
Granted	7,270,315	3.55
Exercised	(132,617)	3.54
Cancelled or forfeited	(1,387,606)	5.87
Outstanding at September 30, 2026	21,387,395	$3.55
Options vested and exercisable at September 30, 2026	10,313,337	$4.08
Options vested and expected to vest at September 30, 2026	21,387,395	$3.55
As of September 30, 2026, there was $28.4 million of total unrecognized compensation cost related to time-based stock options, including incremental expense related to the Company’s option repricing announced in August 2025. The Company expects to recognize such amount over a remaining weighted-average period of 2.6 years.
Performance-Based Stock Options
The following table summarizes the Company’s performance-based stock option activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2025	2,029,564	$4.10
Granted	100,000	3.39
Cancelled or forfeited	(200,000)	8.32
Outstanding at September 30, 2026	1,929,564	$3.63
Vested and exercisable at September 30, 2026	829,564	$5.24
As of September 30, 2026, there was $2.0 million of total unrecognized compensation cost related to performance-based stock options.
Stock-Based Compensation
The following table summarizes the classification of the Company’s stock-based compensation expense related to stock options, restricted stock units, and restricted common stock awards in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock-based compensation expense:
Research and development	$2,582	$10,770	$7,600	$16,844
General and administrative	2,215	1,977	6,706	7,909
Total stock-based compensation expense	$4,797	$12,747	$14,306	$24,753
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
Bristol-Myers Squibb — Related Party
Supplemental information related to the Research Collaboration and License Agreement, or the BMS Collaboration Agreement, with Juno Therapeutics, Inc., a wholly-owned subsidiary of the Bristol-Myers Squibb Company, or BMS, consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Deferred revenue — related party	$8,977	$7,824
Deferred revenue, net of current — related party	$50,777	$58,127

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue recognized that was included in contract liability at the beginning of the period	$4,213	$1,110	$6,218	$3,652
Revenue recognized from performance obligations fully or partially satisfied in previous periods	$—	$—	$5	$3
As of September 30, 2026, the aggregate amount of the transaction price allocated to performance obligations under the BMS Collaboration Agreement that are partially unsatisfied was $59.8 million. The Company recognizes the portion of the transaction price as the single performance obligation is satisfied, using an input method, in proportion to costs incurred to date as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation.
Beam Collaboration Agreement — Related Party
The Company was engaged in binding arbitration proceedings with Beam Therapeutics, Inc., or Beam, regarding the parties’ collaboration and license agreement, or the Beam Collaboration Agreement. A dispute arose between the parties following the Company’s March 18, 2025 announcement that it is developing a Prime Editing-based treatment for alpha-1 antitrypsin deficiency, or AATD. On April 16, 2025, Beam filed an arbitration demand with the American Arbitration Association, or AAA, alleging that the Company had breached the Beam Collaboration Agreement by developing a product for the treatment of AATD and by allegedly not complying with certain obligations to transfer technical information to Beam pursuant to the Beam Collaboration Agreement. Beam also made related claims for trade secret misappropriation and various business torts based on similar allegations. Beam sought both declaratory, injunctive, and monetary relief. On April 18, 2025, the Company filed an arbitration demand with the AAA seeking a declaration that the Company’s AATD program is within the Company’s “Field” as defined by the Beam Collaboration Agreement. The arbitrations were consolidated and a hearing was conducted earlier this year.
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

10.Net Loss per Share
Basic and diluted net loss per common share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(39,043)	$(50,582)	$(130,274)	$(155,063)
Denominator:
Weighted-average common shares outstanding, basic and diluted	177,857,047	160,503,183	177,395,508	139,244,743
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.32)	$(0.73)	$(1.11)
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
The following common stock equivalents were excluded from the calculation of diluted net loss per share applicable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Anti-dilutive common stock equivalents:
Options to purchase common stock	22,216,959	16,393,177
Unvested performance-based restricted common stock awards	3,472,546	3,472,546
Total anti-dilutive common stock equivalents:	25,689,505	19,865,723

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 3, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We are a biotechnology company focused on developing a new class of genetic medicines designed to provide durable, and potentially curative, treatment options for patients with diseases driven by defined genetic alterations, acquired cellular dysfunction, or dysregulated gene expression.
We are advancing our in vivo programs to cure two of the largest genetic liver diseases, Wilson disease and AATD. In June 2026, we received clearance of the CTA for PM577a, an investigational Prime Editor for H1069Q-mutated Wilson disease, in New Zealand. In July 2026, the FDA cleared our IND application for PM577a in the United States. The H1069Q mutation is the most prevalent disease-causing mutation for Wilson disease in the United States and Europe. In October 2026, we announced that the first patient has been dosed in our global Phase 1/2 clinical trial of PM577a. We expect to report initial clinical data from the trial in 2027. Also in October 2026, we announced that the FDA has granted Rare Pediatric Disease designation to PM577. We intend to develop additional products to address additional pathogenic variants on a global basis. A follow-on candidate is in preclinical development targeting R778L, the most common mutant allele in East Asian populations.
In September 2026, the FDA cleared our IND application for PM647 in AATD, our investigational in vivo Prime Editor for AATD. This clearance enables PM647 to proceed to a global Phase 1/2 clinical study, initially in the United States, where approximately 100,000 people carry the PiZZ genotype. PM647 is designed to correct the E342K (Pi*Z) mutation in the SERPINA1 gene, the most common cause of AATD. We expect to report initial clinical data from the trial in 2027. We intend to leverage the modularity of our platform to expeditiously and efficiently develop these programs supported by our universal liver lipid nanoparticle along with potential regulatory, clinical and other synergies from our modular technology.
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
We continue to engage in regulatory dialogue with the FDA toward a Biologics License Application submission for PM359, which is planned for the first half of 2027. In June 2026, the FDA granted Regenerative Medicine Advanced Therapy, or RMAT, designation for PM359, which provides opportunities for intensive FDA guidance and potential expedited review during the program’s development.
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
•expenses incurred in connection with continuing our current research programs and preclinical and clinical development of our current and any future product candidates, including under agreements with third parties, such as contract research organizations, or CROs, clinical trial sites, consultants and contractors;
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
We expense all research and development costs in the periods in which they are incurred. We track external research and development costs, such as fees paid to CROs, contract manufacturing organizations and clinical trial sites, on a program-by-program basis for our clinical-stage product candidates. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform and, as such, are not separately classified.
Upfront and milestone payments made are accrued for and expensed when the achievement of the milestone is probable up to the point of regulatory approval. Milestone payments made upon regulatory approval will be capitalized and amortized over the remaining useful life of the related product.
We expect our research and development expenses may continue to increase in the future with our planned research and development activities related to developing any future product candidates, including investments in manufacturing, as we advance our current product candidates through clinical development and advance any future product candidates we may identify, and with our obligations under the BMS Collaboration Agreement.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Research and development expenses:
Personnel expenses	$10,652	$10,898	$(246)
Facility related	9,900	11,353	(1,453)
Research costs	7,910	8,379	(469)
Clinical expenses	2,115	1,170	945
Professional and consultant fees	2,040	2,720	(680)
License, intellectual property fees, and other	1,500	9,470	(7,970)
Total research and development expenses	$34,117	$43,990	$(9,873)
The $9.9 million decrease in research and development expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by:
•$8.0 million decrease in license and intellectual property, or IP, costs primarily due to the issuance of restricted stock units in the third quarter of 2025; and
•$1.5 million decrease in facility costs primarily related to decrease in lab equipment repair and maintenance costs.
General and Administrative Expenses

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
General and administrative expenses:
Personnel expenses	$5,165	$4,370	$795
Facility related and other	2,509	1,797	712
Professional and consultant fees	2,348	5,041	(2,693)
Total general and administrative expenses	$10,022	$11,208	(1,186)
The $1.2 million decrease in general and administrative expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by a $2.7 million decrease in professional and consultant fees primarily related to lower corporate legal fees.
Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2026	2025	Change
Other income:
Interest income	$555	$1,141	$(586)
Accretion (amortization) of investments	274	752	(478)
Change in fair value of short-term investment — related party	—	1,454	(1,454)
Other income, net	54	44	10
Total other income, net	$883	$3,391	$(2,508)

Change in Fair Value of Short-Term Investment — Related Party
The change in fair value of related party short-term investment for the three months ended September 30, 2025 was the result of Beam Therapeutics, Inc.’s stock price movement.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Operating Expenses
Research and Development Expenses

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Research and development expenses:
Personnel expenses	$32,505	$40,146	$(7,641)
Facility related	30,743	36,087	(5,344)
Research costs	21,328	27,531	(6,203)
Clinical expenses	6,583	2,917	3,666
Professional and consultant fees	5,960	5,539	421
License, intellectual property fees, and other	4,500	13,707	(9,207)
Total research and development expenses	$101,619	$125,927	$(24,308)
The $24.3 million decrease in research and development expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by:
•$9.2 million decrease in license and IP costs primarily due to the issuance of restricted stock units in the third quarter of 2025;
•$7.6 million decrease in personnel expenses, driven primarily by fewer personnel-related costs resulting from the workforce reduction announced in May 2025;
•$6.2 million decrease in research costs as we advance our in vivo liver franchise from research towards IND application submission and into clinical trials, which are captured in the clinical expenses line item; and
•$5.3 million decrease in facility costs primarily related to cost savings realized from bringing our vivarium in-house and due to moving expenses incurred in 2025 and due to realignment of shared corporate facilities and shared infrastructure costs.
These were offset by a $3.7 million increase in clinical expenses as we advance our Wilson disease and AATD programs.
General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
General and administrative expenses:
Professional and consultant fees	$13,793	$12,269	$1,524
Personnel expenses	16,256	18,608	(2,352)
Facility related and other	8,420	6,732	1,688
Total general and administrative expenses	$38,469	$37,609	$860

The $0.9 million increase in general and administrative expenses for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by:
•$1.7 million increase in facility costs due to realignment of shared corporate facilities and shared infrastructure costs; and
•$1.5 million increase in professional and consultant fees, a majority of which are arbitration-related legal expenses.
This was offset by a $2.4 million decrease in personnel expenses driven primarily by fewer personnel-related costs resulting from the workforce reduction announced in May 2025 and a decrease in stock compensation expense of $1.2 million.
Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Other income:
Interest income	$2,364	$3,066	$(702)
Accretion (amortization) of investments	1,067	1,621	(554)
Change in fair value of short-term investment — related party	—	(107)	107
Other income, net	160	99	61
Total other income, net	$3,591	$4,679	$(1,088)
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our Phase 1/2 clinical trial of PM577a, initiate our Phase 1/2 clinical trial of PM647, prepare for our planned Biologics License Application submission for PM359, and, if approved, prepare for commercialization, advance the preclinical development of our other research programs, commence the clinical development of any product candidates we may identify, and continue our platform development and early-stage research activities. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock and from our public offerings and through payments from our collaboration partners. As of September 30, 2026, we had cash, cash equivalents, and investments of $61.2 million, excluding our restricted cash, or $74.8 million, including restricted cash.
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
In November 2026, we issued and sold 41,071,428 shares of our common stock, including 5,357,142 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $3.50 per share. As a result of the offering, we received approximately $134.7 million in net proceeds, after deducting underwriting discounts, commissions and offering costs of approximately $9.1 million.
Going Concern
Since our inception, we have incurred substantial losses. As of September 30, 2026, we had an accumulated deficit of $1,018.6 million and we expect to generate operating losses and negative operating cash flows for the foreseeable future. As stated above, as of September 30, 2026, we maintained cash, cash equivalents, and short-term investments of $61.2 million.
In accordance with ASC 205-40, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is issued. Based on our cash, cash equivalents, and short-term investments as of September 30, 2026, our current and forecasted level of operations and forecasted cash flows, our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management plans to provide for capital requirements through financing or other transactions, and selling shares under our “at the market offering” program. There can be no assurance that we will be able to raise additional capital to fund operations with terms acceptable to us, or at all. Because certain elements of our plans to mitigate the conditions that raised substantial doubt about our ability to continue as a going concern are outside of our control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to ASC 205-40, and therefore cannot be considered in the evaluation of mitigating factors. As a result, we concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.
The condensed consolidated financial statements as of September 30, 2026 have been prepared under the assumption that we will continue as a going concern for the next 12 months and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net change in cash, cash equivalents and restricted cash:
Net cash used in operating activities	$(120,439)	$(125,308)
Net cash provided by (used in) investing activities	108,671	(137,093)
Net cash provided by financing activities	3,622	150,950
Net change in cash, cash equivalents, and restricted cash	$(8,146)	$(111,451)
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was driven primarily by the following uses of cash:
•$130.3 million net loss;
•$6.2 million change in deferred revenue — related party;

•$6.0 million change in lease liabilities;
•$2.4 million change in accounts payable;
•$1.8 million change in accrued expenses and other current liabilities; and
•$1.2 million change in prepaid expenses and other current assets.
These were offset by $27.4 million of non-cash amounts included in net loss, which primarily consisted of stock-based compensation expense, non-cash lease expense, and depreciation expense.
Net cash used in operating activities for the nine months ended September 30, 2025 was driven primarily by the following uses of cash:
•$155.1 million net loss;
•$3.7 million change in lease liabilities;
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
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 was driven primarily by $109.2 million of maturities of investments, net of purchases.
Net cash used in investing activities for the nine months ended September 30, 2025 was driven primarily by the following:
•$132.9 million of purchases of investments, net of maturities; and
•$4.2 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was driven primarily by $2.8 million of net proceeds from issuances of common stock under our at-the-market offering program.
Net cash provided by financing activities for the nine months ended September 30, 2025 was driven primarily by the following:
•$138.4 million of net proceeds from issuances of common stock in our August 2025 public offering; and
•$12.0 million of proceeds received under our agreement with Cystic Fibrosis Foundation.
Funding Requirements
To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate and we do not know when, or if at all, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our ongoing clinical trials and preclinical activities and studies and initiate additional clinical trials. In addition, if we obtain regulatory approval for any product candidates, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Further, we have incurred, and expect to continue to incur, costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on the factors set out above. For more information, refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q.
We believe our existing cash, cash equivalents, and investments, including funds from our November 2026 offering, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. We expect that we will require additional funding to:
•continue our current research and development activities;
•identify additional product candidates;
•develop, maintain, expand and protect our intellectual property portfolio and defend intellectual property-related claims;
•maintain existing collaborations or strategic relationships and identify and enter into future license agreements and collaborations with third parties;
•continue the clinical development of PM577a, initiate the clinical development of PM647, prepare and submit a Biologics License Application for PM359 and, if approved, prepare for commercialization, and initiate preclinical testing and clinical trials for any future product candidates we identify;
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
During the nine months ended September 30, 2026, except for the minimum lease commitments disclosed in Note 6, Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there were no significant changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses incurred during the reporting periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates.
During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments and Estimates which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates of our investment portfolio of cash equivalents and investments. As of September 30, 2026, we held cash, cash equivalents, investments, and restricted cash of $74.8 million, which consisted of cash, money market funds, and debt securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The fair value of our cash equivalents and investments are subject to change as a result of potential changes in market interest rates. Due to the short-term maturities of our cash equivalents and investments and the low risk profile of our investments, an immediate 10 percent change in interest rates would not have a material effect on the fair market value of our cash equivalents or investments.
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
Item 4. Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2026. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2026 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Form	File Number	Date of Filing	Exhibit No.	Filed Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Prime Medicine, Inc.	8-K	001-41536	10/24/22	3.1
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Prime Medicine, Inc.	8-K	001-41536	06/12/24	3.1
3.3	Second Amended and Restated Bylaws of Prime Medicine, Inc.	8-K	001-41536	05/21/24	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
__________________
*    The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prime Medicine, Inc.

	By:	/s/ Allan Reine
Date: November 12, 2026		Allan Reine
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Svetlana Ni Makhni
Svetlana Ni Makhni
Chief Financial Officer (Principal Financial Officer)